Form 10-Q
period 1997-09-30
HYDROCHEM INDUSTRIAL SERVICES INC
filed 1997-11-14
CIK 1044607

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549


                                   FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
               For the Quarterly Period ended SEPTEMBER 30, 1997


                        Commission File Number 333-34323


                    HYDROCHEM INDUSTRIAL SERVICES, INC. (*)
             (Exact name of registrant as specified in its charter)



                  DELAWARE                                 75-2503906
      (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)            Identification Number)

                 6210 ROTHWAY
                HOUSTON, TEXAS                                77040
 (Address of principal executive offices)                   (Zip Code)

                                 (713) 462-2130
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
             Exchange Act of 1934 during the preceding 12 months
               (or for such shorter period that the registrant
                   was required to file such reports), AND
                     (2) has been subject to such filing
                      requirements for the past 90 days.

                             Yes / /     No  /X/


    The number of shares of Common Stock of the Registrant, par value of $.01 per share, outstanding on November 14, 1996 was 100 shares.


-------------------------------------------------------------------------------

* HydroChem International, Inc., a direct and wholly owned subsidiary of HydroChem Industrial Services, Inc. is a Co-Registrant. It is incorporated under the laws of the State of Delaware and its I.R.S. Employer Identification Number is 75-2512100.

                      HYDROCHEM INDUSTRIAL SERVICES, INC.
                                 AND SUBSIDIARY

                                     INDEX


Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of December 31, 1996 and
                     September 30, 1997 (unaudited)   . . . . . . . . . . . . . . . . . . . . .        3

                 Consolidated Statements of Operations for each of the three and nine
                     month periods ended September 30, 1996 and 1997 (unaudited)  . . . . . . .        4

                 Consolidated Statement of Stockholder's Equity for the nine
                     month period ended September 30, 1997 (unaudited)  . . . . . . . . . . . .        5

                 Consolidated Statements of Cash Flows for each of the nine
                     month periods ended September 30, 1996 and 1997 (unaudited)  . . . . . . .        6

                 Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . . . .        7

         Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .       10

Part II.     Other Information

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .       14

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

                      HYDROCHEM INDUSTRIAL SERVICES, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                          December 31,    September 30,
                                                                             1996              1997
                                                                           ---------     --------------
                                                                                          (Unaudited)
    Current assets:
         Cash and cash equivalents  . . . . . . . . . . . . . . .          $     671        $ 28,508
         Restricted cash (Note 2) . . . . . . . . . . . . . . . .               -              2,312
         Receivables, net . . . . . . . . . . . . . . . . . . . .             24,357          26,419
         Inventories  . . . . . . . . . . . . . . . . . . . . . .              3,569           3,875
         Prepaid expenses and other current assets  . . . . . . .              1,140           1,992
         Deferred income taxes  . . . . . . . . . . . . . . . . .              1,791           1,689
                                                                           ---------        --------

             Total current assets . . . . . . . . . . . . . . . .             31,528          64,795

    Property and equipment, at cost   . . . . . . . . . . . . . .             54,772          61,436
         Accumulated depreciation . . . . . . . . . . . . . . . .            (17,360)        (22,840)
                                                                           ---------        --------
                                                                              37,412          38,596

    Intangible assets, net  . . . . . . . . . . . . . . . . . . .             46,582          45,023
                                                                           ---------        --------


             Total assets . . . . . . . . . . . . . . . . . . . .          $ 115,522        $148,414
                                                                           =========        ========


                                           LIABILITIES AND STOCKHOLDER'S EQUITY
    Current liabilities:
         Accounts payable . . . . . . . . . . . . . . . . . . . .          $   5,704        $  5,549
         Income taxes payable . . . . . . . . . . . . . . . . . .                 12             -
         Accrued liabilities  . . . . . . . . . . . . . . . . . .              7,971           8,620
         Current portion of long-term debt (Note 3) . . . . . . .              4,625             -
                                                                           ---------        --------

             Total current liabilities  . . . . . . . . . . . . .             18,312          14,169

    Long-term debt (Note 3)   . . . . . . . . . . . . . . . . . .             63,700         110,000
    Deferred income taxes   . . . . . . . . . . . . . . . . . . .              7,740           7,569
    Commitments and contingencies (Note 5)

    Stockholder's Equity:
         Common stock, $.01 par value:
             1,000 shares authorized, 100 shares outstanding  . .                  1               1
         Additional paid in capital . . . . . . . . . . . . . . .             19,670          16,558
         Retained earnings  . . . . . . . . . . . . . . . . . . .              6,099             117
                                                                           ---------        --------

             Total stockholder's equity   . . . . . . . . . . . .             25,770          16,676
                                                                           ---------        --------

             Total liabilities and stockholder's equity . . . . .          $ 115,522        $148,414
                                                                           =========        ========

                            See accompanying notes.

                      HYDROCHEM INDUSTRIAL SERVICES, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three months ended             Nine months ended
                                                         September 30,                  September 30,
                                                   -----------------------          ---------------------
                                                       1996        1997               1996        1997
                                                   ----------    ---------          --------     --------
                                                                    (in thousands)

Revenue   . . . . . . . . . . . . . . . . . .        $ 35,450    $ 40,030           $114,651     $120,744

Cost of revenue . . . . . . . . . . . . . . .          22,183      23,687             70,059       71,477
                                                     --------    --------           --------     --------

    Gross profit  . . . . . . . . . . . . . .          13,267      16,343             44,592       49,267

Selling, general and administrative expense .          10,518      11,128             30,702       32,289

Depreciation  . . . . . . . . . . . . . . . .           1,982       2,094              5,694        5,983
                                                     --------    --------           --------     --------

    Operating income  . . . . . . . . . . . .             767       3,121              8,196       10,995

Other (income) expense:
    Interest expense, net   . . . . . . . . .           1,955       2,374              5,993        6,161
    Special charge  . . . . . . . . . . . . .             500        -                   500          -
    Other (income) expense, net   . . . . . .             (11)        (17)              (159)           6
    Amortization of intangibles   . . . . . .             381         376              1,143        1,155
                                                     --------    --------           --------     --------

Income (loss) before taxes and
    extraordinary item  . . . . . . . . . . .          (2,058)        388                719        3,673

    Income tax provision (benefit) (Note 4) .          (1,444)        347                505        1,885
                                                     --------    --------           --------     --------

Income (loss) before extraordinary item . . .            (614)         41                214        1,788

    Extraordinary item - loss on early
         extinguishment of debt,
         net of taxes (Note 3)  . . . . . . .            -          2,342                -          2,342
                                                     --------    --------           --------     --------

Net income (loss) . . . . . . . . . . . . . .        $   (614)   $ (2,301)          $    214     $   (554)
                                                     ========    ========           ========     ========


                            See accompanying notes.

                      HYDROCHEM INDUSTRIAL SERVICES, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                  (UNAUDITED)


                                                                  Additional
                                                        Common      Paid-in        Retained
                                                       Stock       Capital         Earnings       Total
                                                   ----------- -------------       --------   ------------
                                                                        (in thousands)

Balance at December 31, 1996  . . . . . . . .          $   1        $19,670         $ 6,099      $25,770

    Dividend to parent (Note 3)   . . . . . .              -         (3,112)         (5,428)      (8,540)

    Net loss  . . . . . . . . . . . . . . . .              -           -               (554)        (554)
                                                       -----        -------         -------      -------

Balance at September 30, 1997 . . . . . . . .          $   1        $16,558         $   117      $16,676
                                                       =====        =======         =======      =======


                            See accompanying notes.

                      HYDROCHEM INDUSTRIAL SERVICES, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Nine months ended
                                                                                 September 30,
                                                                          ---------------------------
                                                                              1996             1997
                                                                            --------        ---------
                                                                                 (in thousands)

Operating activities:
    Net income (loss)   . . . . . . . . . . . . . . . . . . . . .          $     214        $    (554)
    Adjustments to reconcile net income (loss)
         to net cash provided by operating activities:
         Depreciation . . . . . . . . . . . . . . . . . . . . . .              5,694            5,983
         Amortization . . . . . . . . . . . . . . . . . . . . . .              1,143            1,155
         Amortization of deferred financing costs . . . . . . . .                438              395
         Write off of deferred financing costs  . . . . . . . . .                -              3,178
         Deferred income tax expense  . . . . . . . . . . . . . .               (312)             (72)
         Loss (gain) on sale of property and equipment  . . . . .                (26)              26
    Changes in operating assets and liabilities:
         Receivables, net . . . . . . . . . . . . . . . . . . . .              3,721           (2,062)
         Inventories  . . . . . . . . . . . . . . . . . . . . . .               (278)            (306)
         Prepaid expenses and other current assets  . . . . . . .               (506)            (852)
         Accounts payable . . . . . . . . . . . . . . . . . . . .              2,924             (155)
         Income taxes payable . . . . . . . . . . . . . . . . . .               (424)             (12)
         Accrued liabilities  . . . . . . . . . . . . . . . . . .             (1,377)             649
                                                                           ---------        ---------
             Net cash provided by operating activities  . . . . .             11,211            7,373
                                                                           ---------        ---------

Investing activities:
    Expenditures for property and equipment   . . . . . . . . . .             (5,421)          (7,429)
    Purchase of assets, net of cash acquired  . . . . . . . . . .                173               -
    Proceeds from sale of property and equipment  . . . . . . . .                287              238
                                                                           ---------        ---------
             Net cash used in investing activities  . . . . . . .             (4,961)          (7,191)
                                                                           ---------        ---------

Financing activities:
    Proceeds from issuance of senior subordinated notes,
         net of offering costs  . . . . . . . . . . . . . . . . .               -             106,832
    Repayments of senior and subordinated debt, net   . . . . . .             (6,246)         (68,325)
    Dividend to parent  . . . . . . . . . . . . . . . . . . . . .               -              (8,540)
                                                                           ---------        ---------
             Net cash provided by (used in) financing
                 activities . . . . . . . . . . . . . . . . . . .             (6,246)          29,967
                                                                           ---------        ---------

Net increase in cash  . . . . . . . . . . . . . . . . . . . . . .                  4           30,149
Cash at beginning of period . . . . . . . . . . . . . . . . . . .              1,088              671
                                                                           ---------        ---------

Cash at end of period . . . . . . . . . . . . . . . . . . . . . .           $  1,092        $  30,820
                                                                           =========        =========

                             See accompanying notes

                      HYDROCHEM INDUSTRIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)



1.  ORGANIZATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of HydroChem Industrial Services, Inc. ("HydroChem") and its wholly-owned subsidiary, HydroChem International, Inc. ("International" and collectively with HydroChem, the "Company"). HydroChem is a wholly-owned subsidiary of HydroChem Holding, Inc. ("Holding").

         The Company is engaged in the business of providing industrial cleaning services to a wide range of processing industries throughout the United States and internationally, including petrochemical plants, oil refineries, electric utilities, pulp and paper mills, rubber plants and aluminum plants. This type of work is typically recurring maintenance to improve or sustain the operating efficiencies and extend the useful lives of process equipment and facilities. Services provided include high-pressure water cleaning, chemical cleaning, industrial vacuuming, waste minimization, commissioning and other specialized services.

         The accompanying unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of the interim periods. Operating results for the three and nine month interim periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on October 3, 1997.

2.  RESTRICTED CASH

         At September 30, 1997, approximately $2.3 million of the Company's cash was required to secure outstanding undrawn letters of credit which were principally incurred in connection with the Company's property and
    casualty insurance program.   These letters of credit were previously
    secured by the Company's revolving loan and will be secured by cash of the Company until the New Credit Facility is in place (see Note 3).

3.  LONG-TERM DEBT

         Long-term debt at December 31, 1996 and September 30, 1997 consisted of the following (in thousands):

                                                        December 31,       September 30,
                                                            1996               1997
                                                       -------------       -------------
         Revolving loan . . . . . . . . . . . . . .      $   5,450           $   -
         Term loan A  . . . . . . . . . . . . . . .         19,875               -
         Term loan B  . . . . . . . . . . . . . . .         25,000               -
                                                         ---------           --------
         Total senior debt  . . . . . . . . . . . .         50,325               -
         Less current portion of senior debt  . . .          4,625               -
                                                         ---------           --------
                                                            45,700               -
         Subordinated debt  . . . . . . . . . . . .         18,000               -
         Senior subordinated notes  . . . . . . . .          -                110,000
                                                         ---------           --------
         Total long-term debt . . . . . . . . . . .      $  63,700           $110,000
                                                         =========           ========

          On August 4, 1997, HydroChem issued $110,000,000 of its 10 3/8% Senior Subordinated Notes due 2007 (the "Series A Notes") in a private offering pursuant to Rule 144A under the Securities Act of 1933. HydroChem has registered an identical series of notes (the "Series B Notes") with the Securities and Exchange Commission and on November 7, 1997, completed an exchange of the Series A Notes for the Series B Notes. The Series B Notes mature on August 1, 2007 and bear interest at 10 3/8% per annum which is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998. The Series B Notes are redeemable at the option of HydroChem, in whole or in part, on or after August 1, 2002 at specified redemption prices. In addition, up to 35% of the Series B Notes are redeemable at the option of HydroChem with the proceeds from one or more equity offerings at a redemption price of 109.375% of the principal amount thereof. International is a guarantor of the Series B Notes.

          A portion of the net proceeds from the sale of the Series A Notes was used to repay the Company's senior debt and subordinated debt and to fund a dividend to Holding which Holding used to discharge accrued interest on its indebtedness and accrued dividends on its preferred stock. As a result of the early repayment of the Company's debt, an extraordinary loss was recognized in the amount of $2,342,000 (net of the related tax benefit of $1,435,000). The extraordinary loss consisted of the write-off of associated deferred financing costs in the amount of $3,178,000 before related tax benefit, as well as a prepayment premium and other related fees and expenses.

         On November 12, 1997, HydroChem received a commitment from a financial institution for a new credit facility (the "New Credit Facility") which provides for unsecured borrowings up to $25 million. The New Credit Facility will mature three years from inception and will bear interest at rates adjusted quarterly based upon the Company's operating performance. The interest rates will be based on LIBOR or the prime rate, at the discretion of HydroChem. The calculated interest rates will range from LIBOR plus 1.25% to LIBOR plus 2.00% or the prime rate to the prime rate plus 0.25%. In addition, a commitment fee of 0.25% will be payable quarterly on the unborrowed portion of the New Credit Facility. The New Credit Facility will require the Company to meet certain financial ratios and covenants.

4.  INCOME TAXES

         The Company files a consolidated tax return with Holding. The Company's effective income tax rate differs from the federal statutory income tax rate primarily due to nondeductible permanent differences and state income taxes.

5.  COMMITMENTS AND CONTINGENCIES

         HydroChem is a defendant in various lawsuits arising in the normal course of business. Substantially all of these suits are being defended by HydroChem's insurance carriers. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position.

6.  SUMMARY UNAUDITED FINANCIAL INFORMATION

         Summary unaudited financial information for International, included in the consolidated financial condition and results of operations of HydroChem, is as follows (in thousands):

                                                                   As of               As of
                                                                December 31,       September 30,
                                                                    1996               1997
                                                                ------------        ------------
         Current assets . . . . . . . . . . . . . . .             $  1,976            $ 1,392
         Noncurrent assets  . . . . . . . . . . . . .                  155                125
         Current liabilities  . . . . . . . . . . . .                   85                 49
         Noncurrent liabilities . . . . . . . . . . .                    -                  -


                                                  Three months ended      Nine months ended
                                                     September 30,          September 30,
                                               ----------------------    -------------------
                                                 1996         1997         1996       1997
                                               --------     --------     -------    --------
         Revenue  . . . . . . . . . .           $ 1,800       $ 567       $ 3,495     $ 2,116
         Gross profit . . . . . . . .               712         208         1,376         900
         Net income (loss)  . . . . .               200         (61)          223         (78)

                      HYDROCHEM INDUSTRIAL SERVICES, INC.
                                 AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    This Form 10-Q contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information
currently available to, management.   When used in this document, the words
"believe," "anticipate," "estimate," "project," "expect," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect,
actual results may vary materially from those anticipated.   The Company
undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

    The Company is a leading provider of industrial cleaning services to a wide range of processing industries, including petrochemical plants, oil refineries, electric utilities, pulp and paper mills, rubber plants and aluminum plants. This type of work is typically recurring maintenance to improve or sustain the operating efficiencies and extend the useful lives of process equipment and facilities. Services provided include hydroblasting, chemical cleaning, industrial vacuuming, waste minimization, commissioning and other specialized services. Customers are generally billed on a monthly basis.

    Cost of revenue primarily consists of direct costs for employee compensation and benefits, contract labor, travel, equipment, supplies, chemicals, site services and insurance. Selling, general and administrative ("SG&A") expense includes employee compensation and benefits, travel, facilities, supplies, insurance, advertising, training, professional fees and doubtful accounts expense.

    Depreciation and amortization charges result primarily from the capital-intensive nature of the industrial cleaning industry and the acquisitions that HydroChem has completed. The principal components of depreciation relate to vehicles, hydroblasting pumps and chemical pumps and circulators. Amortization relates to goodwill, customer lists and other intangibles related to prior acquisitions. HydroChem accounted for all of these acquisitions under the purchase method and, because the purchase price of acquired assets exceeded their fair value, recorded significant amounts of goodwill and other intangibles. As a result, the Company has incurred significant levels of amortization.

    EBITDA is defined as net income plus interest expense, income tax provision (benefit), depreciation, amortization, and other income and expense (including a special charge in 1996) reflected in the determination of net income. EBITDA should not be construed as a substitute for operating income, as an indicator of liquidity or as a substitute for net cash provided by operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA is included because management believes that certain readers may find it to be a useful tool for analyzing operating performance, leverage, liquidity, and a company's ability to service debt.

    For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding section included in the Company's Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on October 3, 1997. The Form S-4 also includes the Company's Consolidated Financial Statements and the Notes thereto for certain prior periods, as well as other relevant financial and operating information.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations, expressed as a percentage of revenue. There can be no assurance that the trends in operating results will continue in the future.

                                                            Three months ended          Nine months ended
                                                              September 30,                September 30,
                                                          ---------------------        -------------------
                                                           1996           1997         1996         1997
                                                          ------         ------        ------       ------
         Revenue  . . . . . . . . . . . . . .              100.0%         100.0%        100.0%       100.0%
         Cost of revenue  . . . . . . . . . .               62.6           59.2          61.1         59.2
                                                          ------          -----         -----        -----
             Gross profit . . . . . . . . . .               37.4           40.8          38.9         40.8
         SG&A expense . . . . . . . . . . . .               29.6           27.8          26.8         26.7
         Depreciation . . . . . . . . . . . .                5.6            5.2           5.0          5.0
                                                          ------          -----         -----        -----
             Operating income . . . . . . . .                2.2            7.8           7.1          9.1
         Other (income) expense:
             Interest expense, net  . . . . .                5.5            5.9           5.2          5.1
             Special charge . . . . . . . . .                1.4              -           0.4            -
             Other (income) expense, net  . .                -                -          (0.1)         0.0
             Amortization of intangibles  . .                1.1            0.9           1.0          1.0
                                                          ------          -----         -----        -----
         Income (loss) before taxes and
             extraordinary item . . . . . . .               (5.8)           1.0           0.6          3.0
         Income tax provision (benefit) . . .               (4.1)           0.9           0.4          1.5
                                                          ------          -----         -----        -----
         Income (loss) before extraordinary
              item  . . . . . . . . . . . . .               (1.7)%          0.1%          0.2%         1.5%
                                                          ======          =====         =====        =====

         EBITDA . . . . . . . . . . . . . . .                7.8%          13.0%         12.1%        14.1%

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1996

    Revenue. Revenue increased $4.5 million, or 12.9%, to $40.0 million for the three months ended September 30, 1997 from $35.5 million in the prior year period. Hydroblasting revenue increased $5.7 million, or 36.3 %, while
chemical cleaning revenue decreased $2.5 million, or 17.4%.   Industrial
vacuuming revenue increased $1.4 million, or 45.6 %, while revenue from all other services decreased $51,000, or 1.9%. Hydroblasting revenue has continually increased during the year and during the three months ended September 30, 1997 due to the implementation of sole-source provider arrangements with certain customers and a small number of large projects with existing customers. The decrease in chemical cleaning revenue was primarily caused by a decrease in electric utility boiler cleaning and certain other projects. Growth in industrial vacuuming revenue resulted from increased customer demand for services provided by additional vacuum trucks placed in service by the Company in 1996 and 1997.

    Gross profit. Cost of revenue increased $1.5 million, or 6.8%, to $23.7 million for the three months ended September 30, 1997 from $22.2 million in the prior year period. Gross profit increased $3.0 million, or 23.2%, to $16.3 million for the three months ended September 30, 1997 from $13.3 million in the prior year period. As a result of the revenue increases described above, which were partially offset by increases in cost of revenue, gross profit margins for the three month period increased to 40.8% in 1997 from 37.4% in the corresponding period in 1996.

    SG&A expense. SG&A expense increased $610,000, or 5.8%, to $11.1 million for the three months ended September 30, 1997 from $10.5 million in the prior year period. This increase primarily resulted from increases in employee compensation and benefits expense as well as the settlement of certain property and casualty insurance claims arising in prior periods at higher than anticipated amounts. For the three month period, SG&A expense as a percent of revenue decreased to 27.8% in 1997 from 29.6% in 1996.

    EBITDA.   Increased gross profit, partially offset by increased SG&A expense, resulted in an increase in EBITDA of

$2.5 million, or 89.7%, to $5.2 million for the three months ended September 30, 1997 from $2.7 million in the prior year period. As a percentage of revenue, EBITDA was 13.0% for the three months ended September 30, 1997, which was up from 7.8% in the prior year period.

    Depreciation.   Depreciation expense increased $112,000, or 5.7% and was
relatively unchanged at $2.1 million for the three months ended September 30, 1997 from $2.0 million in the prior year period.

    Operating income.   Increased gross profit, partially offset by increased
SG&A expense, resulted in an increase of $2.4 million, or 306.9%, in operating income to $3.1 million for the three months ended September 30, 1997 from $767,000 in the prior year period. As a percentage of revenue, operating income was 7.8% for the three months ended September 30, 1997, which was up from 2.2% in the prior year period.

    Interest expense. Interest expense increased $419,000, or 21.4%, to $2.4 million for the three months ended September 30, 1997 from $2.0 million in the prior year period. Increased interest expense resulted from an increase in debt due to the issuance in August 1997 of $110 million of HydroChem's 10 3/8% Senior Subordinated Notes due 2007.

    Special charge. In 1996, the Company incurred approximately $500,000 of expenses related to merger negotiations between the company and a publicly-traded company, which were terminated prior to consummating the merger.

    Amortization. Amortization expense of $376,000 for the three months ended September 30, 1997 was relatively unchanged from $381,000 in the prior year period.

    Income (loss) before taxes and extraordinary item. For the reasons described above, income before taxes and extraordinary item increased $2.5 million, or 118.9%, to $388,000 for the three months ended September 30, 1997 from a loss of $2.1 million in the prior year period.

    Income tax provision (benefit). The effective tax rate increased to 89.4% of income before taxes for the three months ended September 30, 1997 from 70.2% in the prior year period. This increase principally resulted from a change in the proportion of estimated 1997 earnings which are not deductible for income tax purposes.

    Net income (loss) before extraordinary item. For the reasons described above, net income (loss) before extraordinary item increased $655,000, or 106.7%, to income of $41,000 for the three months ended September 30, 1997 from a loss of $614,000 for the prior year period.

    Extraordinary item. In 1997, as a result of the early repayment of the Company's debt, an extraordinary loss was recognized in the amount of $2.3 million (net of the related tax benefit of $1.4 million). The extraordinary loss consisted of the write-off of associated deferred financing costs in the amount of $3.2 million before related tax benefit, as well as a prepayment premium and other related fees and expenses.

    Net loss. For the reasons described above, net loss increased $1.7 million, or 274.8%, to a loss of $2.3 million for the three months ended September 30, 1997 from a loss of $614,000 for the prior year period.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1996

    Revenue. Revenue increased $6.0 million, or 5.3%, to $120.7 million for the nine months ended September 30, 1997 from $114.7 million in the prior year period. Hydroblasting revenue increased $9.6 million, or 18.9%, while chemical cleaning revenue decreased $5.9 million, or 12.9%. Industrial vacuuming revenue increased $3.6 million, or 41.1%, while revenue from all other services decreased $1.1 million, or 12.6%, for the same period. Hydroblasting revenue has continually increased during the year due to the implementation of sole-source provider arrangements with certain customers and a small number of large projects with existing customers. The decrease in chemical cleaning revenue was primarily caused by a decrease in electric utility boiler cleaning and certain other projects. Growth in industrial vacuuming revenue resulted from increased customer demand for services provided by additional vacuum trucks placed in service by the Company in 1996 and 1997. The decrease in other services was principally the result of reduced activity with one customer partially offset by increased activity with other customers.

    Gross profit. Cost of revenue increased $1.4 million, or 2.0% to $71.5 million for the nine months ended September 30, 1997 from $70.1 in the prior year period. For the same period, gross profit increased $4.7 million, or 10.5%, to $49.3 million in 1997 from $44.6 million in the prior year. As a result of the revenue increases described above, which were partially offset by increases in cost of revenue, gross profit margins for the nine month period increased from 38.9% to 40.8%.

    SG&A expense. SG&A expense increased $1.6 million, or 5.2%, to $32.3 million for the nine months ended September 30, 1997 from $30.7 million in the prior year period. This increase primarily resulted from increases in employee compensation and benefits expense as well as the settlement of certain property and casualty insurance claims at higher than anticipated amounts. For the nine month period, SG&A expense as a percent of revenue decreased to 26.7% for 1997 from 26.8% for 1996.

    EBITDA. Increased gross profit, partially offset by increased SG&A expense, resulted in an increase in EBITDA of $3.1 million, or 22.2%, to $17.0 million for the nine months ended September 30, 1997 from $13.9 million in the prior year period. As a percentage of revenue, EBITDA was 14.1% for the nine months ended September 30, 1997, which was up from 12.1% in the prior year period.

    Depreciation. Depreciation expense increased $289,000, or 5.1%, and was relatively unchanged at $6.0 million for the nine months ended September 30, 1997 from $5.7 million in prior year period.

    Operating income. Increased gross profit, partially offset by increased SG&A expense, resulted in an increase in operating income of $2.8 million, or 34.2% to $11.0 million for the nine months ended September 30, 1997 from $8.2 million in the prior year period. As a percentage of revenue, operating income was 9.1% for the nine months ended September 30, 1997, which was up from 7.1% in prior year period.

    Interest expense. Interest expense increased $168,000, or 2.8%, to $6.2 million for the nine months ended September 30, 1997 from $6.0 million in the prior year period. Increased interest expense resulted from an increase in debt due to the issuance in August 1997 of $110 million of HydroChem's 10 3/8% Senior Subordinated Notes due 2007, partially offset by lower revolving loan and term loan balances prior to the extinguishment of that debt.

    Special charge. In 1996, the Company incurred approximately $500,000 of expenses related to merger negotiations between the company and a publicly-traded company, which were terminated prior to consummating the merger.

    Amortization. Amortization expense of $1.2 million for the nine months ended September 30, 1997 was relatively unchanged from $1.1 million in the prior year period.

    Income before taxes and extraordinary item. For the reasons described above, income before taxes and extraordinary item increased $3.0 million, or 410.8%, to $3.7 million for the nine months ended September 30, 1997 from $719,000 in the prior year period.

    Income tax provision. The effective tax rate decreased to 51.3% of income before taxes for the nine months ended September 30, 1997 from 70.2% in 1996. This decrease principally resulted from higher projected income before taxes in the year ending December 31, 1997 than was realized in the year ended December 31, 1996, and comparable amounts of expense projected for 1997 and incurred in 1996 which are not deductible for income tax purposes.

    Net income before extraordinary item. For reasons described above, net income before extraordinary item increased $1.6 million, or 735.5%, to $1.8 million for the nine months ended September 30, 1997 from $214,000 for the prior year period.

    Extraordinary item. In 1997, as a result of the early repayment of the Company's debt, an extraordinary loss was recognized in the amount of $2.3 million (net of the related tax benefit of $1.4 million). The extraordinary loss consisted of the write-off of associated deferred financing costs in the amount of $3.2 million before related tax benefit, as well as a prepayment premium and other related fees and expenses.

    Net income (loss). For the reasons described above, net income (loss) decreased $768,000, or 358.9%, to a loss of $554,000 for the nine months ended September 30, 1997 from income of $214,000 for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations through net cash provided by operating activities, existing cash balances, available credit facilities and capital contributions from Holding. In August 1997, HydroChem issued $110 million of its 10 3/8% Senior Subordinated Notes due 2007 (the "Series A Notes") in a private offering pursuant to Rule 144A under the
Securities Act of 1933.   A portion of the net proceeds from the sale of the
Series A Notes was used to repay indebtedness, accrued interest and fees under the Company's existing senior debt ($45.7 million) and subordinated debt ($18.7 million). In addition, $8.5 million was used to fund a dividend to Holding which Holding used to discharge accrued interest on its indebtedness and accrued dividends on its preferred stock. The remaining proceeds have been invested in commercial paper and other interest bearing deposits with short-term maturities. These funds are intended to be used for general corporate purposes, including expanding the Company's industrial vacuuming and other business lines through expenditures for property and equipment, increasing the Company's marketing and sales efforts, and funding potential acquisitions. The Company continually evaluates possible acquisitions, but presently has no related commitments or agreements with any party.

    On November 12, 1997, HydroChem received a commitment from a financial institution for a new credit facility (the "New Credit Facility") which
provides for unsecured borrowings up to $25 million.   The New Credit Facility
will mature three years from inception and will bear interest at rates adjusted quarterly based upon the Company's financial performance.

    For the nine months ended September 30, 1997, the Company provided net cash of $182,000 from operating and investing activities which consisted of $7.4 million provided by operating activities and $7.2 million used in investing activities. For the nine months ended September 30, 1996, $6.2 million of net cash was provided by operating and investing activities which consisted of $11.2 million provided by operating activities and $5.0 million used in investing activities. Investing activities for both periods consisted primarily of expenditures for property and equipment.

    Management believes that cash and cash equivalents at September 30, 1997 and net cash expected to be provided by operating activities and borrowings, if necessary, under the New Credit Facility will be sufficient to meet its cash requirements for operations and expenditures for property and equipment for the next twelve months and the foreseeable future thereafter. (See Note 3 of Notes to Consolidated Financial Statements.)

PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K
             (a) Exhibits

                 Exhibit
                 Number       Description
                 ------       -----------
                  3.1         Certificate of Incorporation of HydroChem Industrial Services, Inc., as amended through
                              December 15, 1993. (Exhibit 3.1 to the Company's Registration Statement on Form S-4, filed
                              August 25, 1997, is hereby incorporated by reference.)

                  3.2         Certificate of Incorporation of HydroChem International, Inc., as amended through
                              October 4, 1994.  (Exhibit 3.2 to the Company's Registration Statement on Form S-4, filed
                              August 25, 1997, is hereby incorporated by reference.)

                  3.3         By-Laws of HydroChem Industrial Services, Inc.  (Exhibit 3.3 to the Company's Registration
                              Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

                  3.4         By-Laws of HydroChem International, Inc.  (Exhibit 3.4 to the Company's Registration
                              Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

                  4.1         Purchase Agreement, dated as of July 30, 1997, by and among HydroChem Industrial Services,
                              Inc., HydroChem International, Inc. and Donaldson, Lufkin & Jenrette Securities
                              Corporation, as Initial Purchaser, relating to the 10 3/8% Series A Senior Subordinated
                              Notes due 2007.  (Exhibit 4.1 to the Company's Registration Statement on Form S-4, filed
                              August 25, 1997, is hereby incorporated by reference.)

                  4.2         Indenture, dated as of August 1, 1997, among HydroChem Industrial Services, Inc.,
                              HydroChem International, Inc., as Guarantor, and Norwest Bank, Minnesota, N.A., as
                              Trustee.  (Exhibit 4.2 to the Company's Registration Statement on Form S-4, filed August
                              25, 1997, is hereby incorporated by reference.)

                  4.3         Registration Rights Agreement dated August 4, 1997, by and among HydroChem Industrial
                              Services, Inc., HydroChem International, Inc. and Donaldson, Lufkin & Jenrette Securities
                              Corporation, as Initial Purchaser.  (Exhibit 4.3 to the Company's Registration Statement
                              on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

                 10.1         HydroChem Holding, Inc. 1994 Stock Option Plan.  (Exhibit 10.1 to the Company's
                              Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

                 10.2         Employment Agreement dated November 1, 1992 between HydroChem Industrial Services, Inc.
                              and J. Pat DeBusk.  (Exhibit 10.2 to the Company's Registration Statement on Form S-4,
                              filed August 25, 1997, is hereby incorporated by reference.)

                 10.3         Employment Agreement dated November 1, 1992 between HydroChem Industrial Services, Inc.
                              and Gary Noto.  (Exhibit 10.3 to the Company's Registration Statement on Form S-4, filed
                              August 25, 1997, is hereby incorporated by reference.)

                 10.4         Employment Agreement dated November 1, 1992 between HydroChem Industrial Services, Inc.
                              and Craig Kaple.  (Exhibit 10.4 to the Company's Registration Statement on Form S-4, filed
                              August 25, 1997, is hereby incorporated by reference.)

                 10.5         Employment Agreement dated December 15, 1993 by and among HydroChem Holding, Inc.,
                              HydroChem Industrial Services, Inc. and B. Tom Carter, Jr., as amended through December 9,
                              1996.  (Exhibit 10.5 to the Company's Registration Statement on Form S-4, filed August 25,
                              1997, is hereby incorporated by reference.)

                 10.6         Employment Offer Letter dated June 3, 1996 from HydroChem Industrial Services, Inc. to
                              Selby F. Little, III.  (Exhibit 10.6 to the Company's Registration Statement on Form S-4,
                              filed August 25, 1997, is hereby incorporated by reference.)

                 10.7         Letter Agreement regarding severance compensation dated October 31, 1997 between HydroChem
                              Industrial Services, Inc. and Pelham H. A. Smith

                 10.8         Lease Agreement dated December 4, 1979 between HydroChem Industrial Services, Inc. and
                              Gracey Corporation, as amended through May 29, 1996.  (Exhibit 10.7 to the Company's
                              Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

                 10.9         Form of Indemnification Agreement to be entered into with directors and officers.
                              (Exhibit 10.8 to the Company's Amendment No. 1 to the Registration Statement on Form S-4,
                              filed October 3, 1997, is hereby incorporated by reference.)

                 27.1         Financial Data Schedule

             (b) Reports on Form 8-K
                 None

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     HYDROCHEM INDUSTRIAL SERVICES, INC.


Date: November 14, 1997          By:     /s/ SELBY F. LITTLE, III
      -----------------              ------------------------------------
                                             Selby F. Little, III,
                                         Executive Vice President and
                                            Chief Financial Officer





                                     HYDROCHEM INTERNATIONAL, INC.


Date: November 14, 1997          By:     /s/ SELBY F. LITTLE, III
      -----------------              -------------------------------------
                                             Selby F. Little, III,
                                         Executive Vice President and
                                            Chief Financial Officer

                                 EXHIBIT INDEX




10.7 Letter Agreement regarding severance compensation dated October 31, 1997 between HydroChem Industrial Services, Inc. and Pelham H. A. Smith

27       Financial Data Schedule