Form 10-K405
period 1997-12-31
HYDROCHEM INDUSTRIAL SERVICES INC
filed 1998-03-30
CIK 1044607

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        Commission File Number 333-34323

                     HYDROCHEM INDUSTRIAL SERVICES, INC. (*)
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     75-2503906
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                  Identification Number)

         6210 ROTHWAY
         HOUSTON, TEXAS                                    77040
(Address of principal executive offices                  (Zip Code)

                                 (713) 462-2130
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X   No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The number of shares of Common Stock of the Registrant, par value of $.01 per share, outstanding on February 28, 1998 was 100 shares. The Registrant's Common Stock is not registered under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

                    Documents Incorporated by Reference: None

-------------------------------------------------------------------------------


* HydroChem International, Inc., a direct and wholly owned subsidiary of HydroChem Industrial Services, Inc. is a Co-Registrant. It is incorporated under the laws of the State of Delaware and its I.R.S. Employer Identification Number is 75-2512100.

                                      INDEX



                                                                                                       PAGE
Part I.

         Item 1.    Business...........................................................................  3

         Item 2.    Properties.........................................................................  9

         Item 3.    Legal Proceedings..................................................................  9

         Item 4.    Submission of Matters to a Vote of Security  Holders............................... 10

Part II.

         Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.......... 10

         Item 6.    Selected Financial Data............................................................ 10

         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations......................................................................... 11

         Item 8.    Financial Statements and Supplementary Data........................................ 17

         Item 9.    Changes in and disagreements with Accountants on Accounting and Financial
                    Disclosure......................................................................... 31

Part III.

         Item 10.   Directors and Executive Officers of the Registrant................................. 31

         Item 11.   Executive Compensation............................................................. 33

         Item 12.   Security Ownership of Certain Beneficial Owners and Management..................... 35

         Item 13.   Certain Relationships and Related Transactions..................................... 37

Part IV.

         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.................... 38

Signatures............................................................................................. 40

Exhibit Index.......................................................................................... 42


FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS. THESE FORWARD- LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q TO BE FILED BY THE COMPANY IN FISCAL YEAR 1998.


PART I.

ITEM 1.  BUSINESS

GENERAL

       HydroChem Industrial Services, Inc. ("HydroChem") was formed in September 1993 for the purpose of combining, in December 1993, the industrial cleaning businesses of Hydro Environmental Services Limited Partnership ("Hydro Services") and the Dowell Industrial Services division ("DIS") of Dowell Schlumberger Inc. These businesses had been operating since 1961 and 1938, respectively. In January 1995, HydroChem acquired the industrial cleaning business of the Halliburton Industrial Services division ("HIS") of Brown & Root Industrial Services, Inc. The HIS business was founded in 1962. HydroChem generally conducts business outside the United States through its wholly owned subsidiary, HydroChem International, Inc. ("International"). HydroChem and International are collectively referred to as the "Company." HydroChem is a wholly owned subsidiary of HydroChem Holding, Inc. ("Holding").

       The Company is a leading provider of industrial cleaning services to a wide range of processing industries, including petrochemical plants, oil refineries, electric utilities, pulp and paper mills, rubber plants and aluminum plants. Services provided include high pressure water cleaning (hydroblasting), chemical cleaning, industrial vacuuming, waste minimization, commissioning and other specialized services. This type of work is typically recurring maintenance to improve or sustain the operating efficiencies and extend the useful lives of process equipment and facilities. The Company provided services to approximately 1,000 customers at approximately 1,650 customer sites from 49 branch locations in the United States and one location in Singapore for the year ended December 31, 1997.

       In 1997, approximately 48.4% of the Company's revenue came from petrochemical plants, 20.2% from oil refineries, 10.5% from electric utilities, 7.7% from pulp and paper mills and 13.2% from other industries. Approximately 46.5% of the Company's 1997 revenue was derived from its 15 largest customers, all of which are Fortune 500 companies, and approximately 67.2% was derived from its 40 largest customers, 30 of which are Fortune 500 companies.

       The Company's revenue from its major service lines is set forth in the following table:


                                                                            YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------------------
                                                 1995         %             1996          %             1997         %
                                                 ----                       ----                        ----
                                                                     (DOLLARS IN THOUSANDS)

Hydroblasting...........................      $  70,565      45.1%        $  69,504      44.5%        $  78,919      49.1%
Chemical cleaning.......................         61,365      39.2            62,661      40.2            53,366      33.2
Industrial vacuuming....................          8,113       5.2            11,484       7.4            17,534      10.9
Other...................................         16,441      10.5            12,354       7.9            10,785       6.8
                                               --------     -----          --------     -----          --------     -----
          Total.........................       $156,484     100.0%         $156,003     100.0%         $160,604     100.0%
                                               ========     =====          ========     =====          ========     =====


SERVICES

     Hydroblasting and chemical cleaning are the Company's largest sources of revenue, but the Company also offers a variety of other services, including industrial vacuuming, waste minimization and commissioning services, as described below. These services are typically part of a recurring maintenance program and may be provided on a time and materials basis or bid on a project basis. The Company believes that its ability to offer a broad range of services is an attractive feature to customers as they seek to reduce the number of contractors with which they do business. In addition, certain jobs can only be accomplished using a combination of cleaning methods, and the Company generally is able to perform such tasks without subcontracting.

Hydroblasting Services

     The Company's hydroblasting services involve the application of high pressure streams of water to clean the interior and exterior surfaces of process equipment, storage tanks and other vessels and to unplug piping, tubes and lines. Hydroblasting is particularly effective in cleaning deposits that cannot be chemically dissolved or that are located on surfaces where the circulation of chemical cleaning solvents is not feasible.

     Hydroblasting is primarily used for the removal of scale and other fouling deposits to improve the operating or energy efficiency of equipment, prevent contamination of finished products and clean equipment in preparation for, or subsequent to, other maintenance work. Hydroblasting is also used to prepare surfaces for welding, inspection or painting, to clean exterior surfaces cosmetically and, with special additives and equipment, to cut steel or concrete.

     The Company performs its hydroblasting services using equipment that includes an engine, pump and high-pressure hoses that are attached to specialized application devices. Water typically emerges at pressures from 5,000 to 10,000 pounds per square inch, although ultra-high pressures of up to 40,000 pounds per square inch are used for certain cleaning and cutting jobs. The deposits and wastes removed by hydroblasting, along with water used in the process, are typically deposited into the customer's waste treatment system for further processing and disposal by the customer.

Chemical Cleaning Services

     Chemical cleaning typically involves circulating chemical solvents through process equipment, piping, and tanks or other storage vessels under controlled conditions of temperature, pressure and time to remove fouling deposits from interior surfaces. Chemical cleaning is generally performed in a closed loop process and employed to dissolve substances on surfaces that are inaccessible to hydroblasting, or where chemical cleaning is more effective or safer than hydroblasting. Chemical cleaning also may involve the application of chemical solvents to deposits on exterior surfaces that cannot be cleaned with water, or the addition of chemicals to by-products or waste products.

     Chemical cleaning has many of the same uses and applications as hydroblasting in industrial cleaning. It is also used for "degassing" process equipment to remove volatile substances. In addition, the Company's chemical cleaning services are required from time-to-time in connection with the commissioning, or pre-operational cleaning, of new equipment or an entire plant to remove soil, debris and other substances that accumulate during construction.

     Most of the Company's chemical cleaning services involve circulation of chemical solvents through process equipment, piping, and tanks or other storage vessels. For many of these jobs, a sample of the fouling deposit or substance to be removed is sent to the Company's laboratory facility in Houston, Texas, where the Company's chemists determine its chemical make-up, the combination and concentration of chemicals best suited for the cleaning process and the appropriate temperature, pressure and timing parameters for circulation of the chemicals. The Company also has mobile laboratory units, which are used to perform limited chemical analysis on-site and to assist in monitoring ongoing chemical cleaning jobs. After the proper procedure for the on-site work has been determined, a field crew mixes the chemicals, typically on the customer's premises. Using pumping and circulating equipment, the field crew then circulates the solution through the process equipment and, in most cases, collects the waste material and used chemical solution. During the circulation process, the concentration levels of the substance to be removed and the chemicals that have been introduced into the system are monitored to determine the rate at which the deposits are being removed and to ensure that proper conditions are being maintained. After collection, the waste typically is emptied at the customer's on-site disposal or storage facility, or it may be pumped into holding tanks that remain on the customer's property for later disposal or treatment by the customer.

Industrial Vacuuming Services

     Industrial vacuuming is the process of removing industrial waste and debris by conveyance of air or by traditional vacuuming techniques. The Company's vacuuming services typically are required to recover these materials for disposal or recycling, to move them within a plant, to remove waste from sumps, to prepare tanks or other storage facilities for routine maintenance, and to assist in other types of cleaning and maintenance services.

     The Company provides air-moving services using specialized, truck and trailer-mounted equipment to collect and remove a variety of solid and semi-solid materials, including dust, powder, oil, resins, wood chips, steel pellets, solid catalysts and bricks. The Company also furnishes liquid vacuuming services using conventional vacuum trucks, which maintain a continuous negative tank pressure, for the removal of liquid waste, sludge or spent process fluids from pits, ponds, tanks or process equipment. The Company often provides vacuuming services in connection with its other services.

Waste Minimization Services

     The Company employs several techniques to reduce customer waste volumes collected in the cleaning process before customer disposal, including de-watering and chemical treatment techniques, as well as on-line water recycling. Equipment often employed in these processes are plate and frame filter presses and centrifuges, which are used to reduce the customer's cost of disposing of these substances. Revenue from waste minimization services is generally included in the other services category.

Commissioning Services

     Commissioning services include a variety of processes utilized to clean newly constructed systems of industrial processing plants prior to their initial operation. These services include the Company's SILENTSTEAM(R) process for cleaning steam path components, as well as the application of flushing, cleaning and passivation technologies to piping, vessels, boilers, and lubrication and hydraulic oil systems. Depending on the nature of the commissioning services, the revenue derived therefrom may be attributable to hydroblasting, chemical cleaning, industrial vacuuming or other services.

COMPETITION AND MARKET FACTORS

     The industrial cleaning service business is highly competitive. The Company believes that the principal competitive factors in this business are price, quality of service, safety record, reputation, responsiveness of personnel, efficiency of service, and knowledge of customer plants and operations. Location is an important factor in being able to provide timely and cost-effective services, although this is more of a factor with respect to daily or more frequently recurring maintenance services than project work.

     The Company competes with a large number of companies in substantially all of the regions in which it operates. Many of these competitors are local or regional operations servicing a limited geographic area; however, others are larger companies with broader geographic coverage, such as the Company. Accordingly, HydroChem's competitors in any particular geographic market may differ. In addition, competitors tend to be stronger in certain services and weaker in others or may not offer a full range of services. While most of the Company's direct competitors do not offer as extensive a line of services as the Company, future expansion by such companies or the development of alternative cleaning methods represent potential competition for the Company.

     The Company believes that factors such as maintenance for improved efficiency, a trend toward outsourcing, industry consolidation and environmental regulations have favorably affected the demand for its industrial cleaning services. The Company also believes that it benefits from competitive strengths which include industry experience and long term relationships with quality customers, a broad range of services and industry expertise, an excellent safety record, strategic locations, customer contacts, customer alliances, and experienced management. See "Marketing, Sales and Services Contracts."

BUSINESS STRATEGY

     The Company's business strategy is to expand services provided to existing customers, establish relationships with new customers in existing geographic areas, expand geographically, establish additional customer alliances and pursue additional strategic acquisitions.

     In 1997, the Company's revenue growth principally resulted from expanded services to existing customers and new customer alliances. The Company intends to continue to focus on these two elements of its strategic growth as well as strategic acquisitions.

FIELD ORGANIZATIONAL STRUCTURE

     The Company's field organization is primarily based on geography. Two divisions, the East Division and the West Division, are further subdivided into areas, regions and branches. Branches, including certain on-site locations, are the primary business or operating units.

     The Company maintains operating and sales personnel at each of its branch locations and operates each location under the direction of a branch manager in accordance with policies, procedures and objectives established by the Company's management. Subject to these guidelines, branch personnel have significant autonomy in dealing with customers, employees and vendors in their geographic area. Each branch operates as a separate profit center and is responsible for collecting accounts receivable, although cash receipts are collected via lockbox. Each branch location is also allotted certain equipment, including pumps, vehicles and various types of specialized equipment. However, equipment and personnel are shifted among branches as work loads dictate, enabling the Company to realize better utilization of its resources.

MARKETING, SALES AND SERVICE CONTRACTS

     The Company's sales and marketing success is characterized by long-term customer relationships resulting from the consistent delivery of high quality, dependable service, advanced technical capabilities, a broad service offering, competitive pricing and a strong customer service orientation among its employees. The Company's services are marketed and sold through a tiered approach, targeting both maintenance and purchasing personnel at the plant level as well as corporate purchasing managers. Direct selling at the plant level is the primary marketing thrust. The Company's sales people and account managers maintain consistent communications with plant contacts to position the Company better to obtain upcoming work and to ensure that on-going work is being performed to meet or exceed customer expectations. The Company's national marketing effort is focused on (i) servicing existing accounts, (ii) establishing new customer accounts, (iii) obtaining multi-plant contracts (regional or national in scope) and (iv) implementing alliance relationships. These efforts are supplemented by advertising in industry publications and participating in selected industry trade shows.

     Most of the Company's customers, or prospective customers, have procedures by which they qualify contractors to become approved vendors in their plants. Customers award master service contracts or contracts for individual projects only to such approved vendors. Contractors may be selected at the individual plant level or on a regional or national basis, covering multiple plant locations. A particular plant will typically have two or more approved industrial cleaning providers. One of these may be designated as the primary service provider and receive a majority of the work. Alternatively, the work may be spread evenly between the contractors by the customer, or market share within the plant may be determined by the sales, marketing and operating capabilities of the different service providers. Plants also may have approved service companies for specific services (for example, they may have hydroblasting contracts with one or more vendors and separate industrial vacuuming contracts with one or more other vendors) or may have contracts covering multiple services provided by the same vendor.

     Master service agreements typically establish general terms and conditions, as well as time and material pricing for services. These contracts do not guarantee a particular amount of work, but they do allow Company personnel to enter the plants more easily, fostering the development of relationships with plant personnel and the marketing of the Company's services. Specific jobs may be performed on a time and materials basis or granted as part of a competitive bid process. Daily or more frequently recurring maintenance work tends to be performed on a time and materials basis, while larger, less frequent projects tend to be bid. The Company estimates that approximately two-thirds of its revenue comes from services performed under its master service agreements or separately bid projects in plants where it has master service agreements. These agreements enhance the consistency and stability of the Company's revenue stream.

     The Company's alliance or managed services process is an additional, newer method of providing services to its customers. In an alliance, the Company provides a more comprehensive outsourcing solution to the customer, with the Company more involved in scheduling, managing and bench marking the delivery of services in a manner that reduces costs for the customer and the Company, and provides for a continuous improvement process over time. Generally, the customer will further benefit from additional savings resulting from reduced downtime for maintenance and increased production.

SAFETY AND TRAINING

     Industrial cleaning involves exposure to potentially dangerous conditions. For liability and other reasons, customers are very concerned with the safety records of contractors used to perform services at their plants. To minimize the dangers inherent in this type of work, the Company conducts broad training and educational programs and has developed comprehensive safety policies and regulations. The main factors driving the Company's investment in these programs and policies are: (i) achieving employee and customer safety; (ii) controlling insurance costs; (iii) satisfying customers' growing safety and training requirements; (iv) meeting increasing governmental and regulatory requirements; and (v) improving the Company's overall performance. The Company's safety program includes educating Company personnel, implementing and monitoring Company safety policies, safety personnel at most field locations, proactive support by senior management, working with insurance companies and safety organizations to make use of their resources and expertise, process improvement teams and safety audits, cash incentive programs for employees and a component of management bonuses tied to safety, substance abuse screening, investigating all accidents, and company-wide dissemination of information regarding accidents that have occurred and how they could have been avoided, without using names.

     The Company's management believes its safety indices are among the best in the industry. As an example,

HydroChem's workers' compensation interstate experience modification rate ("EMR") is substantially below the average for companies in its industry. The EMR, calculated by a private advisory rating organization supporting the insurance industry, is one of the most widely observed safety statistics. The EMR is a method of reflecting a company's actual workers' compensation claims experience relative to the normally expected experience of companies within a particular industry.

MAJOR CUSTOMER

       In 1997, The Dow Chemical Company and its affiliates represented 11.9% of the Company's total revenue.

GOVERNMENTAL REGULATION

     The Company's operations are subject to various federal, state and local regulations governing employee health and safety, protection of the environment, and motor carriers. While the Company believes it operates safely and prudently and is in substantial compliance with these laws and regulations, there can be no assurance that accidents will not occur or that the Company will not incur penalties or fines for violations. In addition, noncompliance with these laws and regulations could negatively impact the Company's ability to secure contracts with customers or obtain adequate insurance at reasonable costs. Any of these factors could have a material adverse effect on the Company's financial condition and results of operations.

     Occupational Safety and Health Act. The operations of the Company are subject to the requirements of the Occupational Safety and Health Act ("OSHA") and comparable state laws. Regulations promulgated under OSHA by the U. S. Department of Labor require employers in the industries that the Company serves to implement work practices, medical surveillance systems and personnel protection programs in order to protect employees from workplace hazards and exposure to hazardous chemicals. The Company has established comprehensive programs for complying with health and safety regulations. While the Company believes it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur substantial fines.

     Federal, State and Local Environmental Regulations. The Company performs substantially all of its industrial cleaning services at industrial process facilities owned by its customers. Although chemicals may be stored at the Company's branch offices and are transported by the Company to its customers' plants, no industrial cleaning services are performed at the branches. Typically, all hazardous waste handled by the Company is disposed of by the customer using the customer's waste disposal facilities. However, the Company will transport the customer's waste collected in connection with the Company's cleaning services from one point in the customer's plant to another point within the plant, which may involve, on a very limited basis, crossing a public road. As a part of its services to the customer, the Company may treat the customer's hazardous waste collected by the Company in the cleaning process to neutralize, minimize or separate it into its components, thus facilitating disposal or recycling by the customer. At all times, the waste belongs to and is the responsibility of the customer. The Company does not believe that its activities subject it to the duties pertaining to hazardous waste treatment, storage or disposal facilities. However, if it were determined that HydroChem was a "transporter" of the hazardous wastes that it collects in the cleaning process, the Company would be responsible for compliance with all duties imposed on such persons under applicable environmental statutes and regulations.

     Department of Transportation. Certain of the Company's vehicles are subject to the regulations of the Department of Transportation, which address, among other things, maintenance of the vehicles, driver qualification and record keeping. Failure to comply with these regulations could result in fines or modification of the Company's current procedures with respect to its vehicles.

     Certain of the laws and regulations applicable to the Company require that it obtain permits and licenses. The Company believes that it has obtained the permits and licenses material to its business and believes that it is in substantial compliance with all federal, state and local laws and regulations governing it. To date, the Company has not been subject to any significant fines, penalties or other labilities under these laws and regulations.

INTELLECTUAL PROPERTY

     While the Company has numerous patents and proprietary techniques related to its products and services, it does not believe the ongoing success of its operations is dependent on these patents or techniques, individually or taken as a whole. The Company historically has not allocated significant financial resources to research and development.

INSURANCE

       In the normal course of business, the Company is subject to numerous operating risks, including risks associated with the safety of its employees and its customers' employees while providing industrial cleaning services, potential damage to a customer's property or business in performing such services, and the potential for an environmental accident.

     The Company currently has in force insurance policies covering general liability, workers' compensation/employer's liability, automobile liability, environmental liability and property damage, and excess liability. All of these policies are in amounts the Company believes are consistent with industry practices and provide for the Company to pay a deductible or self insured retention on each claim. However, no assurance can be given that the insurance will adequately protect the Company and, if the Company is only partially insured or completely uninsured, a related claim could result in a material adverse effect on the Company's financial condition and results of operations.

WORKING CAPITAL

     As a leading industrial service provider, the Company's working capital requirements principally include its labor, equipment and debt service costs. The Company believes it maintains adequate working capital to meet its needs in the current business environment.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 1,700 employees. None of the Company's employees are covered by collective bargaining agreements. Management believes that relations between the Company and its employees are good.

ITEM 2.  PROPERTIES

     The Company leases in the Houston, Texas area its corporate headquarters (26,700 square feet), a laboratory facility (7,750 square feet) and a manufacturing facility (13,760 square feet). Beginning in the third quarter of 1998, the Company intends to consolidate these facilities and certain other operations located in the Houston area into a new 132,000 square foot facility being constructed in nearby Deer Park, Texas on 19.4 acres of land. In January 1998, the Company purchased this land for approximately $1.1 million. The Company estimates that total land acquisition and construction costs for the new facility will be approximately $8.5 million. The Company intends to obtain mortgage financing for approximately $7.5 million of this amount.

     The Company also has 49 branch locations in the United States and one location in Singapore. The Company's domestic branches are located in Texas, Louisiana, Alabama, California, Florida, Georgia, Illinois, Kansas, Michigan, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Oklahoma, Virginia and West Virginia. The Company owns 7 of these branch locations. Generally, the remainder are leased. In certain instances, these branch locations are on-site facilities provided by the Company's customers.

ITEM 3.  LEGAL PROCEEDINGS

       There are no material legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

       Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

       The selected financial data below includes the accounts of all companies acquired by the Company through December 31, 1997. These companies, all of which were acquired during the past five years in transactions accounted for as purchases, are included from their respective dates of acquisition. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                             YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------
                                 1993(1)        1994           1995            1996         1997
                                 -------        ----           ----            ----         ----
                                                              (DOLLARS IN THOUSANDS)
FINANCIAL DATA:
  Revenue ...............     $  32,529      $ 101,103      $ 156,484      $ 156,003      $ 160,604
  Gross profit ..........        12,041         36,521         61,855         61,630         65,019
  Gross margin ..........          37.0%          36.1%          39.5%          39.5%          40.5%

  EBITDA(2) .............     $   5,113      $  16,017      $  22,390      $  19,527      $  22,405
  EBITDA margin(3) ......          15.7%          15.8%          14.3%          12.5%          14.0%

  Operating income ......     $   3,497      $  12,087      $  15,638      $  11,762      $  14,189
  Income before taxes and
       extraordinary loss           532          5,409          5,903          1,829          4,101
  Net income (loss) .....            na          2,950          2,851            545           (523)

  Capital expenditures ..         3,047          5,576          8,493          6,829          9,557



                                                                        As of December 31,
                                                ---------------------------------------------------------
                                                1993         1994        1995          1996          1997
                                                ----         ----        ----          ----         -----
                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents .............     $  4,292     $  2,529     $  1,088     $    671     $ 33,862
  Working capital .......................       10,458       10,170       17,961       13,216       52,324
  Total assets ..........................       83,519       87,146      121,216      115,522      152,093
  Total long-term debt, including current
    maturities ..........................       57,000       52,739       76,894       68,325      110,000
  Dividends paid ........................           --           --           --           --        8,540
  Stockholder's equity ..................       14,737       17,687       25,225       25,770       16,707


----------
(1) For purposes of this presentation, results for the year 1993 were derived from combining (i) the audited financial statements of Hydro Services for the period from January 1, 1993 to December 14, 1993, and (ii) the Company's audited financial statements from December 15, 1993 to December 31, 1993. Because Hydro Services was reported on a limited partnership basis, net income (loss) is not available on a comparable basis.

(2) EBITDA for any relevant period presented above represents income before extraordinary loss plus interest expense, income tax provision, depreciation, amortization, and other income and expense (including a special charge of $511,000 in 1996) reflected in the determination of net income (loss). EBITDA should not be construed as a substitute for operating income, as an indicator of liquidity or as a substitute for net cash provided by operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA is included because management believes it to be a useful tool for analyzing operating performance, leverage, liquidity, and a company's ability to service debt.

(3) EBITDA margin for any relevant period reflects EBITDA divided by revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Selected Financial Data, the Company's Consolidated Financial Statements and the Notes thereto, and the other financial and operating information included elsewhere in this Form 10-K. This Form 10-K contains, in addition to historical information, forward-looking statements that include risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed below, as well as those discussed elsewhere in this Form 10-K. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations, expressed as a percentage of revenue. There can be no assurance that the trends in operating results will continue in the future.


                                                      YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                    1995       1996       1997
                                                    -----      ----       ----
Revenue ....................................       100.0%      100.0%     100.0%
Cost of revenue ............................        60.5        60.5       59.5
                                                   -----       -----      -----
        Gross profit .......................        39.5        39.5       40.5
SG&A expense ...............................        25.2        27.0       26.5
Depreciation ...............................         4.3         5.0        5.2
                                                   -----       -----      -----
        Operating income ...................        10.0         7.5        8.8
Other (income) expense:
  Interest expense, net ....................         5.5         5.0        5.3
  Special charge ...........................          --         0.3         --
  Other (income) expense, net ..............        (0.2)         --         --
  Amortization of intangibles ..............         0.9         1.0        1.0
                                                   -----       -----      -----
Income before taxes and extraordinary loss .         3.8         1.2        2.5
  Income tax provision .....................         2.0         0.9        1.4
                                                   -----       -----      -----
Income before extraordinary loss ...........         1.8         0.3        1.1
  Extraordinary loss on early extinguishment
    of debt, net of taxes ..................          --          --        1.4
                                                   -----       -----      -----
Net income (loss) ..........................         1.8%        0.3%      (0.3)%
                                                   =====       =====      =====

EBITDA .....................................        14.3%       12.5%      14.0%


 Comparison of 1997 results to 1996

        Revenue. Revenue increased $4.6 million, or 2.9%, to $160.6 million for the year ended December 31, 1997 from $156.0 million in the prior year. The increase principally resulted from increased hydroblasting revenue of $9.4 million, or 13.5%, and increased industrial vacuuming revenue of $6.1 million, or 52.7%, all of which was partially offset by decreased chemical cleaning revenue of $9.3 million, or 14.8%, and decreased revenue from all other services of $1.6 million, or 12.7%. Hydroblasting revenue increased primarily due to the implementation of sole source provider arrangements with certain existing customers and a small number of large projects with other customers. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 1996 and 1997. The decrease in chemical cleaning revenue was primarily caused by a decrease in electric utility boiler cleaning and certain other projects. The decrease in other services resulted from reduced activity with one customer.

     Gross profit. Gross profit increased $3.4 million, or 5.5%, to $65.0 million in 1997 from $61.6 million in the prior year, and gross profit margins for the year increased from 39.5% to 40.5%. Cost of revenue increased $1.2 million, or 1.3%, to $95.6 million in 1997 from $94.4 million in the prior year due to the revenue increases described above. The improvement in gross profit is primarily attributable to a higher concentration of services being provided to the Company's largest customers.

     SG&A expense. SG&A expense as a percentage of revenue decreased to 26.5% in 1997 from 27.0% in 1996, while SG&A expense increased $511,000, or 1.2%, to $42.6 million in 1997 from $42.1 million in the prior year. This increase primarily resulted from increases in field compensation expense and the Company's allowance for doubtful accounts, partially offset by lower insurance costs.

     EBITDA. Increased gross profit, partially offset by increased SG&A expense, resulted in an increase in EBITDA of $2.9 million, or 14.7%, to $22.4 million in 1997 from $19.5 million in the prior year. As a percentage of revenue, EBITDA increased to 14.0% in 1997, compared to 12.5% in the prior year.

     Depreciation. Depreciation expense increased $451,000, or 5.8%, to $8.2 million in 1997 from $7.8 million in the prior year and was 5.2% and 5.0% of revenue, respectively.

     Operating income. Increased gross profit, partially offset by increased SG&A expense and depreciation expense, resulted in an increase in operating income of $2.4 million, or 20.6%, to $14.2 million in 1997 from $11.8 million in the prior year. As a percentage of revenue, operating income increased to 8.8% in 1997, compared to 7.5% in the prior year.

     Interest expense. Interest expense increased $598,000, or 7.6%, to $8.5 million in 1997 from $7.9 million in the prior year. Increased interest expense resulted from an increase in debt due to the issuance in August 1997 of $110.0 million of HydroChem's 10 3/8% Senior Subordinated Notes due 2007, partially offset by lower revolving and term loan balances prior to the extinguishment of that debt, and increased interest income earned on higher invested cash balances.

     Special charge. In 1996, the Company incurred approximately $511,000 of expenses related to merger negotiations between the Company and a publicly-traded company, which were terminated prior to consummating the merger.

     Amortization. Amortization expense of $1.5 million in 1997 was relatively unchanged from the prior year.

     Income before taxes and extraordinary loss. For the reasons described above, income before taxes and extraordinary loss increased $2.3 million, or 124.2%, to $4.1 million in 1997 from $1.8 million in the prior year. As a percentage of revenue, income before taxes and extraordinary loss was 2.6% in 1997, compared to 1.2% in the prior year.

     Income tax provision. The effective tax rate decreased to 55.6% of income before taxes and extraordinary loss in 1997 from 70.2% in the prior year. This decrease principally resulted from proportionately lower nondeductible permanent differences in 1997 than in the prior year.

     Income before extraordinary loss. For the reasons described above, income before extraordinary loss increased $1.3 million, or 233.8%, to $1.8 million in 1997 from $545,000 in the prior year. As a percentage of revenue, income before extraordinary loss increased to 1.1% in 1997, from 0.3% in the prior year.

     Extraordinary loss. In 1997, as a result of the early extinguishment of the Company's debt, an extraordinary loss was recognized in the amount of $2.3 million (net of a related tax benefit of $1.4 million). The extraordinary loss consisted of the write-off of associated deferred financing costs in the amount of $3.2 million, as well as a prepayment premium and other related fees and expenses.

     Net income (loss). For the reasons described above, the Company incurred a net loss of $523,000 in 1997 compared to net income of $545,000 in the prior year.

Comparison of 1996 results to 1995

     Revenue. Revenue decreased from $156.5 million in the year ended December 31, 1995, to $156.0 million in 1996, a decrease of $481,000, or 0.3%. The decrease in 1996 revenue principally resulted from reduced services to three large customers. Revenue from other customers, excluding these three large customers, increased $8.8 million, or 6.9%, in 1996 as compared to 1995. Revenue from the Company's 40 largest customers, excluding the three large customers referenced above, increased $11.8 million, or 19.2%, in 1996 as compared to 1995. Revenue from one of the three large customers cited above declined $4.0 million in 1996 as the customer evaluated alternative industrial cleaning vendors prior to entering into a managed services arrangement (alliance) with HydroChem on March 1, 1997. Pursuant to this arrangement, HydroChem became the sole source provider of industrial cleaning services for this customer's five largest production facilities.

     During 1996, hydroblasting revenue decreased $1.1 million, or 1.5%, primarily as a result of decreased revenue from two of the three large customers discussed above. Chemical cleaning revenue increased $1.3 million, or 2.1%, during 1996, principally due to the Company's expansion of this service offering in certain geographic regions. During 1996, industrial vacuuming revenue increased $3.4 million, or 41.6%, as the Company significantly increased its fleet of vacuum trucks. Revenue from all other services decreased $4.1 million, or 24.9%, during 1996. The decrease in other services was principally the result of reduced activity with one large customer.

     Gross profit. Gross profit margins were unchanged at 39.5% in both years. The Company's cost of revenue decreased to $94.4 million in 1996, down $256,000, or 0.3%, from $94.6 million in 1995. Gross profit decreased $225,000, or 0.4%, to $61.6 million in 1996 from $61.9 million in 1995.

     SG&A expense. SG&A expense increased $2.6 million, or 6.7%, to $42.1 million in 1996 from $39.5 million in 1995. This increase primarily resulted from increases in (i) insurance costs, (ii) travel, communications, vehicle and facilities costs associated with new branch locations and implementation of the Company's customer alliance strategy, and (iii) property taxes related to increased amounts of property and equipment. SG&A expense was 27.0% and 25.2% of revenue in 1996 and 1995, respectively.

     EBITDA. The combination of decreased gross profit and increased SG&A expense resulted in a $2.9 million, or 12.8%, decline in EBITDA to $19.5 million in 1996 from $22.4 million in 1995. As a percentage of revenue, EBITDA was 12.5% in 1996, down from 14.3% in 1995.

     Depreciation. Depreciation expense was $7.8 million in 1996, up $1.0 million, or 15.0%, from $6.8 million in 1995. The increase in depreciation expense resulted from productive assets placed in service in 1995 and 1996.

     Operating income. Operating income declined $3.9 million, or 24.8%, to $11.8 million in 1996 from $15.6 million in 1995. Operating income was 7.5% and 10.0% of revenue in 1996 and 1995, respectively.

     Interest expense. Interest expense decreased $773,000, or 8.9%, to $7.9 million in 1996 from $8.7 million in 1995. Reduced 1996 interest expense resulted from (i) lower revolving loan balances due to cumulative increases in net cash provided by operating activities, and (ii) lower term loan balances following $3.3 million and $2.5 million in principal payments in 1996 and 1995, respectively.

     Special charge. In 1996, the Company incurred approximately $511,000 of expenses relating to terminated merger negotiations between the Company and a publicly-traded company.

     Amortization. Amortization expense of $1.5 million in 1996 increased $116,000, or 8.2%, from $1.4 million in 1995. The increase resulted from the amortization of acquisition costs incurred in 1995.

     Income before taxes. Income before taxes decreased $4.1 million, or 69.0%, to $1.8 million in 1996 from $5.9 million in 1995. Income before taxes was 1.2% and 3.8% of revenue in 1996 and 1995, respectively.

     Income tax provision. The effective tax rate in 1996 increased to 70.2% from 51.7% in 1995. This increase principally resulted from lower income before taxes in 1996, and comparable amounts of nondeductible permanent differences in both periods.

     Net income. For the reasons described above, net income decreased $2.3 million, or 80.9%, to $545,000 in 1996 from $2.9 million in 1995.

QUARTERLY FINANCIAL DATA

     The following table sets forth certain unaudited consolidated statement of operations and other supplemental data of the Company for the quarterly periods shown. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management's opinion, includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for the year or for any future period. The special charges incurred in the third and fourth quarters of 1996 were a result of terminated merger negotiations with a publicly-traded company. The extraordinary loss recognized in the third quarter of 1997 was related to early extinguishment of debt.


                                                                        THREE MONTHS ENDED
                                  ------------------------------------------------------------------------------------------------
                                                       1996                                           1997
                                  ---------------------------------------------  -------------------------------------------------

                                    Mar. 31     June 30   Sept. 30     Dec. 31     Mar. 31    June 30     Sept. 30      Dec. 31
                                    -------     -------   --------     -------     -------    -------     --------      -------
                                                                         (IN THOUSANDS)
Revenue .......................     $ 38,035    $ 41,166   $ 35,450    $ 41,352    $ 38,388   $ 42,326     $ 40,030      $ 39,860
Cost of revenue ...............       22,936      24,940     22,183      24,314      22,919     24,871       23,687        24,108
                                    --------    --------   --------    --------    --------   --------     --------      --------
        Gross profit ..........       15,099      16,226     13,267      17,038      15,469     17,455       16,343        15,752
SG&A expense ..................       10,011      10,173     10,518      11,401      10,298     10,863       11,128        10,325
Depreciation ..................        1,812       1,900      1,982       2,071       1,911      1,978        2,094         2,233
                                    --------    --------   --------    --------    --------   --------     --------      --------
        Operating income ......        3,276       4,153        767       3,566       3,260      4,614        3,121         3,194
Other (income) expense:
   Interest expense, net ......        2,041       1,997      1,955       1,927       1,862      1,925        2,374         2,357
   Special charge .............           --          --        500          11          --         --           --            --
   Other (income) expense, net           (41)       (107)       (11)        138           4         19          (17)           33
   Amortization of intangibles           381         381        381         380         388        391          376           376
                                    --------    --------   --------    --------    --------   --------     --------      --------
Income (loss) before taxes
        and extraordinary loss           895       1,882     (2,058)      1,110       1,006      2,279          388           428
   Income tax provision
        (benefit) .............          628       1,321     (1,444)        779         447      1,091          347           397
                                    --------    --------   --------    --------    --------   --------     --------      --------
Income (loss) before
        extraordinary loss ....          267         561       (614)        331         559      1,188           41            31
   Extraordinary loss .........           --          --         --          --          --         --        2,342            --
                                    --------    --------   --------    --------    --------   --------     --------      --------
Net income (loss) .............     $    267    $    561   $   (614)   $    331    $    559   $  1,188     $ (2,301)     $     31
                                    ========    ========   ========    ========    ========   ========     ========      ========

EBITDA ........................     $  5,088    $  6,053   $  2,749    $  5,637    $  5,171   $  6,592     $  5,215      $  5,427


LIQUIDITY AND CAPITAL RESOURCES

     The Company principally has financed its operations through net cash provided by operating activities, existing cash balances, available credit facilities and capital contributions from Holding. In August 1997, HydroChem issued $110.0 million of its 10 3/8% Senior Subordinated Notes due 2007 (the "Series A Notes") in a private offering pursuant to Rule 144A under the Securities Act of 1933. HydroChem registered a substantially identical series of notes (the "Series B Notes") with the Securities and Exchange Commission and on November 7, 1997, completed an exchange of the Series A Notes for the Series B Notes. The Series B Notes mature on August 1, 2007 and bear interest at 10 3/8% per annum which is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998. The Series B Notes are redeemable at the option of HydroChem, in whole or in part, on or after August 1, 2002 at specified redemption prices. In addition, up to 35% of the Series B Notes are redeemable at the option of HydroChem with the proceeds from one or more equity offerings at a redemption price of 109.375% of the principal amount thereof. A portion of the net proceeds from the sale of the Series A Notes was used to repay indebtedness, accrued interest and fees under the Company's existing senior debt ($45.7 million) and subordinated debt ($18.7 million). In addition, $8.5 million was used to fund a dividend to Holding which Holding used to discharge accrued interest on its indebtedness and accrued dividends on its preferred stock. The remaining proceeds have been invested in commercial paper and other interest bearing deposits with short-term maturities. These funds are intended to be used for general corporate purposes, including expanding the Company's industrial vacuuming and other business lines through expenditures for property and equipment, increasing the Company's marketing and sales efforts, and funding potential acquisitions.

     At December 31, 1997, the Company had $33.9 million of cash and cash equivalents, and $2.9 million of restricted cash securing letters of credit which were principally incurred in connection with the Company's property and casualty insurance program. On that date, HydroChem entered into a credit agreement with a financial institution (the "New Credit Facility") which provides for unsecured borrowings of up to $25 million from time to time, subject to borrowing base limitations. The term of the New Credit Facility is three years, and any borrowings thereunder bear interest at rates adjusted quarterly based upon the Company's financial performance. The interest rates are based on LIBOR or the prime rate, at the discretion of HydroChem. The calculated interest rates range from LIBOR plus 1.25% to LIBOR plus 2.00% or the prime rate to the prime rate plus 0.25%. In addition, a commitment fee of 0.25% per annum is payable quarterly on the unborrowed portion of the New Credit Facility. As of December 31, 1997, the Company's borrowing base under the New Credit Facility was $18.0 million, none of which was outstanding. The New Credit Facility requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from pledging its assets.

     For the year ended December 31, 1997, the Company provided net cash of $3.5 million from operating and investing activities which consisted of $12.7 million provided by operating activities and $9.2 million used in investing activities. For the year ended December 31, 1996, $8.2 million of net cash was provided by operating and investing activities which consisted of $14.9 million provided by operating activities and $6.7 million used in investing activities. For the year ended December 31, 1995, the Company used $29.6 million in operating and investing activities which consisted of $10.1 million provided by operating activities and $39.7 million used in investing activities. For all periods presented, investing activities consisted primarily of expenditures for property and equipment, except for 1995 which also included the purchase of substantially all of the assets and the assumption of certain liabilities of HIS for $27.0 million, including direct cash acquisition costs.

     Management believes that cash and cash equivalents at December 31, 1997 and net cash expected to be provided by operating activities and borrowings, if necessary, under the New Credit Facility will be sufficient to meet its cash requirements for operations and expenditures for property and equipment for the next twelve months and the foreseeable future thereafter. See Note 6 to the Company's Consolidated Financial Statements - Long-Term Debt.

PENDING ACQUISITION

     On March 20, 1998, the Company signed a letter of intent to acquire all the stock of an entity in the industrial cleaning business for a purchase price of approximately $34.0 million ($30.0 million in cash and a $4.0 million promissory note). The Company intends to fund the purchase price through a combination of its available cash and borrowings from a financial institution. The acquisition is contingent upon, among other things, satisfactory completion of due diligence, receipt of board approvals and the execution of a definitive agreement. It is anticipated that the acquisition, if successful, will be completed in the second calendar quarter of 1998. If the acquisition ultimately is not consummated, the Company will not be liable for any acquisition contingencies, except for related direct costs such as legal and accounting fees.

IMPACT OF YEAR 2000

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain of the Company's computer programs and hardware have date-sensitive software which may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of certain day-to-day accounting operations. The Company intends to purchase and implement upgrades for its current software and hardware to resolve this issue within the next twelve months. Although there can be no assurance, the Company does not anticipate the cost of such upgrades will be significant or that any foreseeable problems would have a material adverse impact on the Company.

INFLATION

     Certain of the Company's expenses, such as compensation and benefits, chemicals and supplies, and equipment repair and replacement, are subject to normal inflationary pressures. Although the Company to date has been able to offset inflationary cost increases through increased operating efficiencies and modest price increases, there can be no assurance that the Company will be able to offset any future inflationary cost increases through these or similar means.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the Index to Consolidated Financial Statements on page 18 for the Company's Consolidated Financial Statements and Notes thereto. Quarterly financial data for the Company is presented on page 15 of this Form 10-K. Supplementary schedules for the Company have been omitted as not required or not applicable because the information required to be presented is included in the Company's Consolidated Financial Statements and Notes thereto.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






CONSOLIDATED FINANCIAL STATEMENTS                                                                              PAGE

  Report of Independent Auditors.................................................................................19

  Consolidated Balance Sheets as of December 31, 1996 and 1997...................................................20

  Consolidated Statements of Operations for each of the years ended
      December 31, 1995, 1996 and 1997...........................................................................21

  Consolidated Statements of Stockholder's Equity for each of the years ended
      December 31, 1995, 1996 and 1997...........................................................................22

  Consolidated Statements of Cash Flows for each of the years ended
      December 31, 1995, 1996 and 1997...........................................................................23

  Notes to Consolidated Financial Statements.....................................................................24


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
HydroChem Industrial Services, Inc.

     We have audited the accompanying consolidated balance sheets of HydroChem Industrial Services, Inc. and Subsidiary (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HydroChem Industrial Services, Inc. and Subsidiary at December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                ERNST & YOUNG LLP


Houston, Texas
February 6, 1998,
except for Note 17, as to which the date is March 20, 1998

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                   DECEMBER 31,
                                                                                   ------------
                                                                             1996            1997
                                                                          ----------      ---------
                                             ASSETS
Current assets:
    Cash and cash equivalents ........................................     $     671      $  33,862
    Restricted cash (Note 3) .........................................            --          2,858
    Receivables, less allowance of $622 and $1,280, respectively .....        24,357         24,341
    Inventories ......................................................         3,569          3,863
    Prepaid expenses and other current assets ........................         1,140          1,791
    Income taxes receivable ..........................................            --            407
    Deferred income taxes (Note 9) ...................................         1,791          1,835
                                                                           ---------      ---------
         Total current assets ........................................        31,528         68,957

Property and equipment, at cost (Note 5) .............................        54,772         63,210
    Accumulated depreciation .........................................       (17,360)       (24,872)
                                                                           ---------      ---------
                                                                              37,412         38,338

Intangible assets, net (Note 2) ......................................        46,582         44,798
                                                                           ---------      ---------

         Total assets ................................................     $ 115,522      $ 152,093
                                                                           =========      =========


                                 LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable .................................................     $   5,704      $   4,823
    Income taxes payable .............................................            12             40
    Accrued liabilities ..............................................         7,971         11,770
    Current portion of long-term debt (Note 6) .......................         4,625             --
                                                                           ---------      ---------
         Total current liabilities ...................................        18,312         16,633

Long-term debt (Note 6) ..............................................        63,700        110,000
Deferred income taxes (Note 9) .......................................         7,740          8,753
Commitments and contingencies (Note 10)

Stockholder's equity:
    Common stock, $.01 par value:
         1,000 shares authorized, 100 shares outstanding .............             1              1
    Additional paid in capital .......................................        19,670         16,558
    Retained earnings ................................................         6,099            148
                                                                           ---------      ---------
         Total stockholder's equity ..................................        25,770         16,707
                                                                           ---------      ---------

         Total liabilities and stockholder's equity ..................     $ 115,522      $ 152,093
                                                                           =========      =========


                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                             YEAR ENDED DECEMBER 31,
                                                    --------------------------------------
                                                       1995           1996           1997
                                                    ----------     ---------      --------

Revenue .......................................     $ 156,484      $ 156,003      $ 160,604
Cost of revenue ...............................        94,629         94,373         95,585
                                                    ---------      ---------      ---------
     Gross profit .............................        61,855         61,630         65,019

Selling, general and administrative expense ...        39,465         42,103         42,614
Depreciation ..................................         6,752          7,765          8,216
                                                    ---------      ---------      ---------
     Operating income .........................        15,638         11,762         14,189

Other (income) expense:
     Interest expense, net ....................         8,693          7,920          8,518
     Special charge (Note 8) ..................            --            511             --
     Other (income) expense, net ..............          (365)           (21)            39
     Amortization of intangibles ..............         1,407          1,523          1,531
                                                    ---------      ---------      ---------

Income before taxes and
     extraordinary loss .......................         5,903          1,829          4,101

     Income tax provision (Note 9) ............         3,052          1,284          2,282
                                                    ---------      ---------      ---------

Income before extraordinary loss ..............         2,851            545          1,819

     Extraordinary loss on early extinguishment
         of debt, net of taxes (Note 6) .......            --             --          2,342
                                                    ---------      ---------      ---------

Net income (loss) .............................     $   2,851      $     545      $    (523)
                                                    =========      =========      =========









                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                                       ADDITIONAL
                                           COMMON       PAID-IN         RETAINED
                                            STOCK       CAPITAL         EARNINGS      TOTAL
                                            -----       -------         --------      -----
Balance at December 31, 1994 .........     $      1     $ 14,983      $  2,703      $ 17,687
     Equity contribution from parent .           --        4,000            --         4,000
     Value of warrants issued (note 7)           --          687            --           687
     Net income ......................           --           --         2,851         2,851
                                           --------     --------      --------      --------
Balance at December 31, 1995 .........            1       19,670         5,554        25,225
     Net income ......................           --           --           545           545
                                           --------     --------      --------      --------
Balance at December 31, 1996 .........            1       19,670         6,099        25,770
     Dividend to parent (Note 6) .....           --       (3,112)       (5,428)       (8,540)
     Net loss ........................           --           --          (523)         (523)
                                           --------     --------      --------      --------
Balance at December 31, 1997 .........            1     $ 16,558      $    148      $ 16,707
                                           ========     ========      ========      ========










                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
                                                                          1995          1996            1997
                                                                        --------      --------        ------
Operating activities:
     Net income (loss) ..........................................     $   2,851      $     545      $    (523)
     Adjustments to reconcile net income (loss)
         to net cash provided by operating activities:
         Depreciation ...........................................         6,752          7,765          8,216
         Amortization ...........................................         1,407          1,523          1,531
         Amortization of deferred financing costs ...............           484            584            480
         Write-off of deferred financing costs ..................            --             --          3,178
         Deferred income tax expense provision ..................         2,468            755            969
         Loss (gain) on sale of property and equipment ..........          (296)             9             79
     Changes in operating assets and liabilities:
         Receivables, net .......................................        (2,256)         3,192             16
         Inventories ............................................            26           (430)          (294)
         Prepaid expenses and other current assets ..............           733             70           (651)
         Income taxes receivable ................................            --             --           (407)
         Accounts payable .......................................        (2,060)           777           (881)
         Income taxes payable ...................................          (263)          (373)            28
         Restricted cash ........................................            --             --         (2,858)
         Accrued liabilities ....................................           276            444          3,799
                                                                      ---------      ---------      ---------
              Net cash provided by operating activities .........        10,122         14,861         12,682
                                                                      ---------      ---------      ---------

Investing activities:
     Expenditures for property and equipment ....................        (8,493)        (6,829)        (9,557)
     Purchase of assets, net of cash acquired ...................       (31,750)          (256)            --
     Proceeds from sale of property and equipment ...............           525            376            336
                                                                      ---------      ---------      ---------
              Net cash used in investing activities .............       (39,718)        (6,709)        (9,221)
                                                                      ---------      ---------      ---------

Financing activities:
     Proceeds from issuance of senior subordinated notes,
         net of offering costs ..................................            --             --        106,595
     Proceeds from (repayments of) long-term debt, net ..........        24,155         (8,569)       (68,325)
     Dividend to parent .........................................            --             --         (8,540)
     Equity contribution from parent ............................         4,000             --             --
                                                                      ---------      ---------      ---------
              Net cash provided by (used in) financing activities        28,155         (8,569)        29,730
                                                                      ---------      ---------      ---------

Net increase (decrease) in cash .................................        (1,441)          (417)        33,191
Cash at beginning of period .....................................         2,529          1,088            671
                                                                      ---------      ---------      ---------
Cash at end of period ...........................................     $   1,088      $     671      $  33,862
                                                                      =========      =========      =========
Supplemental disclosure:
     Cash paid during the year for interest .....................     $   8,640      $   7,409      $   5,869
     Cash paid during the year for income taxes, net of refunds .           852            902            255


                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1.   ORGANIZATION, FORMATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of HydroChem Industrial Services, Inc. ("HydroChem") and its wholly owned subsidiary, HydroChem International, Inc. ("International"). HydroChem generally conducts business outside the United States through International. HydroChem and International collectively are referred to as the "Company." HydroChem is a wholly owned subsidiary of HydroChem Holding, Inc. ("Holding").

     The Company is engaged in the business of providing industrial cleaning services to a wide range of processing industries, including petrochemical plants, oil refineries, electric utilities, pulp and paper mills, rubber plants, and aluminum plants. This type of work is typically recurring maintenance to improve or sustain the operating efficiencies and extend the useful lives of process equipment and facilities. Services provided include high-pressure water cleaning, chemical cleaning, industrial vacuuming, waste minimization, commissioning, and other specialized services.

2.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of HydroChem and International. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

       All highly liquid debt instruments or investments that are readily convertible to known amounts of cash are considered to be cash equivalents.

Inventories

     Inventories are stated at the lower of cost (weighted-average cost) or market.

Property and Equipment

     Property and equipment are recorded at cost. Costs assigned to property and equipment of acquired businesses are based on estimated fair value at the date of acquisition. Depreciation is provided for using the straight-line method over estimated useful lives ranging from 3 to 20 years.

     When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Intangible Assets

     Intangible assets, which relate primarily to costs in excess of the fair value of net assets acquired, are primarily being amortized over 40 years on a straight-line basis. Intangible assets also include costs allocated to other specifically identifiable assets arising from business acquisitions which are being amortized on a straight-line basis over their estimated useful lives, which range from 3 to 40 years. These intangible assets amounted to $43,064,000 and $41,534,000, net of accumulated amortization of $4,116,000 and $5,647,000, at December 31, 1996 and 1997, respectively. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of the intangible assets may warrant revision or that the remaining balances may not be recoverable. Should factors indicate that the intangible assets should be evaluated for possible impairment, the Company would use an estimate of the acquired business's undiscounted future cash flows compared to the carrying value of the assets to determine whether the assets are deemed impaired. Management believes there have been no events or circumstances which warrant revision to the remaining useful lives or which affect the recoverability of the Company's intangible assets.

     Other intangibles include deferred financing costs of $3,518,000 and $3,264,000, net of accumulated amortization of $1,149,000 and $945,000, at December 31, 1996 and 1997, respectively. Deferred financing costs are being amortized over a ten year financing term. Amortization of deferred financing costs is recorded as interest expense.

Revenues

       Revenues are recognized when services are provided.

Income Taxes

     Income taxes are provided for based on the liability method of accounting. Deferred income taxes are recorded to reflect the tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities.

Stock-Based Compensation

     Holding grants stock options to employees of the Company for a fixed number of shares with an exercise price no less than the fair value of the shares at the date of grant. The Company accounts for such stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25").

Reclassifications

     Certain 1995 and 1996 amounts have been reclassified to conform with the 1997 presentation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

     The Company provides industrial cleaning services to a wide range of processing industries including petrochemical plants, oil refineries, electric utilities, pulp and paper mills, rubber plants and aluminum plants. The Company believes its portfolio of accounts receivable is well diversified and, as a result, its credit risks are minimal. The Company continually evaluates the creditworthiness of its customers and monitors accounts on a periodic basis, but typically does not require collateral. Credit losses have been within management's expectations.

3.    RESTRICTED CASH

     At December 31, 1997, restricted cash represented security for letters of credit which were principally incurred in connection with the Company's property and casualty insurance program. These letters of credit were previously secured by the Company's revolving loan and will be secured by cash of the Company until renewed or replaced under the New Credit Facility (see Note 6).

4.   RECEIVABLES

     Receivables primarily include trade accounts and accrued receivables of $24,357,000 and $24,341,000, net of allowance for doubtful accounts of $622,000 and $1,280,000, at December 31, 1996 and 1997, respectively. During 1996 and 1997, the Company recorded $270,000 and $539,000, respectively, as bad debt expense, and in 1997 other adjustments to the allowance for doubtful accounts in the amount of $119,000 were recognized.

5.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and 1997 consisted of the following (in thousands):


                                                                     1996       1997
                                                                     ----       ----
Land ........................................................     $   617     $   617
Office facilities, furniture, fixtures and computer equipment       4,747       6,074
Machinery and equipment .....................................      46,043      53,845
Vehicles ....................................................       2,254       2,150
Construction in progress ....................................       1,111         524
                                                                  -------     -------
                                                                  $54,772     $63,210
                                                                  =======     =======


6.   LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1997 consisted of the following (in thousands):


                                          1996          1997
                                        --------     --------
Revolving loan ....................     $  5,450     $     --
Term loan A .......................       19,875           --
Term loan B .......................       25,000           --
                                        --------     --------
Total senior debt .................       50,325           --
Less current portion of senior debt        4,625           --
                                        --------     --------
     Total senior debt ............       45,700           --
Subordinated debt .................       18,000           --
Senior subordinated notes .........           --      110,000
                                        --------     --------
     Total long-term debt .........     $ 63,700     $110,000
                                        ========     ========


     On August 4, 1997, HydroChem issued $110,000,000 of its 10 3/8% Senior Subordinated Notes due 2007 (the"Series A Notes") in a private offering pursuant to Rule 144A under the Securities Act of 1933. HydroChem registered a substantially identical series of notes (the "Series B Notes") with the Securities and Exchange Commission and on November 7, 1997, completed an exchange of the Series A Notes for the Series B Notes. The Series B Notes mature on August 1, 2007 and bear interest at 10 3/8% per annum which is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998. The Series B Notes are redeemable at the option of HydroChem, in whole or in part, on or after August 1, 2002 at specified redemption prices. In addition, up to 35% of the Series B Notes are redeemable at the option of HydroChem with the proceeds from one or more equity offerings at a redemption price of 109.375% of the principal amount thereof. International is a guarantor of the Series B Notes.

      A portion of the net proceeds from the sale of the Series A Notes was used to repay HydroChem's senior debt and subordinated debt and to fund a dividend to Holding which Holding used to discharge accrued interest on its indebtedness and accrued dividends on its preferred stock. As a result of the early repayment of HydroChem's debt, an extraordinary loss was recognized in the amount of $2,342,000 (net of a related tax benefit of $1,435,000). The extraordinary loss consisted of the write-off of associated deferred financing costs in the amount of $3,178,000 before related tax benefit, as well as a prepayment premium and other related fees and expenses.

     On December 31, 1997, HydroChem executed a participating credit agreement with a financial institution for a credit facility (the "New Credit Facility") which provides for unsecured borrowings of up to $25,000,000. The term of the New Credit Facility is three years and any borrowings thereunder bear interest at rates adjusted quarterly based upon the Company's operating performance. The interest rates are based on LIBOR or the prime rate, at the discretion of HydroChem. The calculated interest rates range from LIBOR plus 1.25% to LIBOR plus 2.00% or the prime rate to the prime rate plus 0.25%. In addition, a commitment fee of 0.25% per annum is payable quarterly on the unborrowed portion of the New Credit Facility. The New Credit Facility requires the Company to meet certain customary financial ratios and covenants, and generally restricts the Company from pledging its assets.

7.   STOCKHOLDER'S EQUITY

     A warrant has been issued by Holding on behalf of HydroChem to provide an option to purchase up to 496,623 shares of Holding's Class A Common Stock at an exercise price of $.01 per share. This warrant currently expires on July 1, 2004 and has not been exercised as of December 31, 1997. An additional warrant has been issued which provides an option to purchase up to 310,390 shares of Holding's Class C Common Stock at an exercise price of $.01 per share. This warrant expires on January 10, 2005 and has not been exercised as of December 31, 1997. The value of these warrants is associated with deferred financing costs of extinguished debt (see Note 6).

8.   SPECIAL CHARGE

     In April 1996, the Company signed a letter of intent to merge with a publicly traded company. The terms of the letter of intent included provisions which would have resulted in a transfer of a majority of the shares of the combined companies to Holding's stockholders. Upon subsequent negotiations and the completion of due diligence, it was determined that the merger would not be beneficial to both parties and it was agreed to terminate negotiations. The Company incurred $511,000 of expenses relating to legal, accounting and financial services which were provided in connection with the negotiation and due diligence efforts. These expenses were recorded as a special charge in 1996.

9.   INCOME TAXES

     The Company files a consolidated tax return with Holding. Current and deferred taxes are allocated on a separate company basis. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1997 were as follows (in thousands):


                                    1996        1997
                                    ----        ----
Deferred tax liabilities:
      Property and equipment .     $4,686     $4,370
      Intangibles ............      3,747      5,528
                                   ------     ------
Total deferred tax liabilities      8,433      9,898
Deferred tax assets:
      Alternative minimum tax         676      1,338
      Foreign tax credit .....        329        422
      Accrued liabilities ....      1,257        708
      Receivables ............        205        486
      Inventory ..............         17         26
                                   ------     ------
Total deferred tax assets ....      2,484      2,980
                                   ------     ------
Net deferred tax liability ...     $5,949     $6,918
                                   ======     ======


     The provision for income taxes for the years ended December 31, 1995, 1996 and 1997 consisted of the following (in thousands):


                       1995        1996       1997
                       ----        ----       ----
Current........      $   584     $  529     $1,313
Deferred.......        2,468        755        969
                      ------     ------     ------
                      $3,052     $1,284     $2,282
                      ======     ======     ======


     The differences between income taxes computed at the federal statutory income tax rate and the provision for income taxes for the years ended December 31, 1995, 1996 and 1997 consisted of the following (in thousands):


                                                                    1995        1996       1997
                                                                    ----        ----       ----
Income taxes computed at federal income tax rate ...............  $ 2,007     $   622      $ 1,396
State income taxes, net of federal tax benefit .................      414         222          339
Nondeductible permanent differences ............................      579         730          718
Tax credits and other, net .....................................       52        (290)        (171)
                                                                  -------     -------      -------
Provision for income taxes .....................................  $ 3,052     $ 1,284      $ 2,282
                                                                  =======     =======      =======


     At December 31, 1997, the Company had alternative minimum tax credit carryforwards of approximately $1,338,000 and foreign tax credit carryforwards of approximately $422,000. The alternative minimum tax credit carryforwards are available indefinitely while the foreign tax credit carryforwards begin to expire in 1999.

10.  COMMITMENTS AND CONTINGENCIES

     The Company leases most of its locations and certain automobiles and trucks under operating leases. The leases contain various renewal options, rent escalation provisions and insurance requirements. Lease expense for the years ended December 31, 1995, 1996 and 1997 was $4,402,000, $6,191,000 and
$7,544,000, respectively.

     Future minimum rental commitments under operating leases with initial terms of one year or more at December 31, 1997 are as follows (in thousands):


     1998............................       $ 6,090
     1999............................         4,364
     2000............................         2,734
     2001............................           845
     2002............................           351
     Thereafter......................           261
                                            -------
     Total...........................       $14,645
                                            =======

     The Company is a defendant in various lawsuits arising in the normal course of business. Substantially all of these suits are being defended by the Company's insurance carriers. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position.

11.  401(K) AND PROFIT SHARING PLAN

     HydroChem maintains the HydroChem Industrial Services Discretionary Profit Sharing Plan and 401(k) Plan (the "Plan"). Profit-sharing contributions to the Plan are at the discretion of the Board of Directors of HydroChem. All profit sharing contributions are allocated to the accounts of individual participants based upon a formula. Eligible employees, at their option, may also make contributions to their separate 401(k) accounts within the Plan. In 1995, 1996 and 1997, HydroChem matched, on a 50% basis, all employee contributions up to $500. All profit sharing and 401(k) contributions, and any earnings thereon are tax-deferred.

     For the years ended December 31, 1995, 1996 and 1997, HydroChem recognized as expense profit-sharing contributions to the Plan of $800,000, $100,000 and $500,000, respectively. For the same years, there were employer 401(k) matching contributions to the Plan of $111,000, $207,000 and $196,000, respectively.

12.  STOCK OPTION PLAN

     In 1994, the Board of Directors of Holding (the "Board") adopted, and the stockholders approved, the HydroChem Holding, Inc. 1994 Stock Option Plan (the "Option Plan"), pursuant to which options to purchase up to an aggregate of 620,779 shares of Holding's Class A Common Stock may be granted. The Option Plan is administered by a committee of not fewer than two directors appointed by the Board. Among other things, the committee decides which employees will receive options, the number of shares covered by any option granted and the exercise price and other terms and conditions of each such option. The committee also decides if each option granted shall be an incentive stock option under Section 422 of the Internal Revenue Code of 1986 (the "Code") or an option that does not qualify under that section of the Code ("Non-Qualified Stock Option"). The Board may at any time suspend or terminate the Option Plan or revise or amend it in any respect.

     All options granted under the Option Plan are nontransferable except by the laws of descent and distribution. All options also expire ten years after the date of grant or upon earlier termination of employment unless due to death, disability or retirement, in which case the option remains exercisable for an additional three months in the case of retirement and one year in the case of death or disability, but, in all cases, only to the extent it was exercisable at the time of termination of employment. All options granted since the inception of the Option Plan have been Non-Qualified Stock Options and become exercisable in installments over three to four year periods after the date of grant. The weighted-average remaining contractual life of outstanding options at December 31, 1997 was 8.3 years. The exercise price of the options was equal to the fair value of the common stock on the dates of grant and, accordingly, no compensation expense was recorded.

     A summary of the Option Plan as of December 31, 1995, 1996 and 1997 and changes during the years ended on those dates is presented below:


                                   NUMBER OF      WEIGHTED-
                                     SHARES       AVERAGE
                                   COVERED BY     EXERCISE
                                     OPTIONS       PRICE
                                     -------       -----

Outstanding at January 1, 1995 .          --     $     --
    Granted ....................     584,390         1.00
    Exercised ..................          --           --
    Canceled ...................       4,500         1.00
                                     -------
Outstanding at December 31, 1995     579,890         1.00
    Granted ....................      57,500         1.00
    Exercised ..................          --           --
    Canceled ...................      17,500         1.00
                                     -------
Outstanding at December 31, 1996     619,890         1.00
    Granted ....................      27,000         1.00
    Exercised ..................       2,000         1.00
    Canceled ...................      26,500         1.00
                                     -------
Outstanding at December 31, 1997     618,390         1.00
                                     =======
Exercisable at:
    December 31, 1995 ..........     186,234     $   1.00
    December 31, 1996 ..........     314,937     $   1.00
    December 31, 1997 ..........     409,101     $   1.00


     The Company has elected to follow APB 25 and related interpretations in accounting for employee stock options. Accordingly, no compensation expense has been recognized for these stocks options. Pro forma information regarding net income and earnings per share is required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using a minimum value option pricing model. The minimum value method calculated a fair value that is approximately the same as recorded by the Company according to APB 25; therefore, pro forma presentation has not been included.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of certain financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. Management believes that the book values of the Company's cash, net accounts receivable and accounts payable approximate fair values, principally due to the short-term maturities of these instruments. Management also believes that the book value of the Company's long-term debt approximates fair value (see Note 6).

14.  ACQUISITION AND SUPPLEMENTAL CASH FLOW INFORMATION

     On January 10, 1995, the Company purchased substantially all of the assets and assumed certain liabilities of Halliburton Industrial Services ("HIS") for $24,773,000 in cash, excluding $2,255,000 of direct cash acquisition costs.

HIS was a leading provider of industrial cleaning services to the oil refining, petrochemical, electric utility and pulp and paper industries. The liabilities assumed in connection with the acquisition were as follows:


Fair value of assets acquired (including goodwill).............    $28,621,000
Cash paid for assets, including direct acquisition costs.......     27,028,000
                                                                    ----------
Liabilities assumed............................................    $ 1,593,000
                                                                   ===========

15.  SUMMARY FINANCIAL INFORMATION

     Summary financial information for International as consolidated with HydroChem is as follows (in thousands):


                                         AS OF DECEMBER 31,
                                         ------------------
                                         1996          1997
                                         ----          ----
  Current assets...................     $1,476        $1,623
  Noncurrent assets................        155           127
  Current liabilities..............         85           131
  Noncurrent liabilities...........          -             -



                                        YEAR ENDED DECEMBER 31,
                               ------------------------------------------
                                   1995            1996           1997
                                  -----            ----          -----
Revenue......................     $4,850          $5,088        $3,576
Gross profit.................      2,023           2,257         1,497
Net income...................        366             100            73

16.   MAJOR CUSTOMER

       In 1995 and 1997, one customer and its affiliates represented 10.9% and 11.9%, respectively, of the Company's total revenue. No single customer represented 10.0% or more of the Company's revenue in 1996.

17.   SUBSEQUENT EVENT

      On March 20, 1998, the Company signed a letter of intent to acquire all the stock of an entity in the industrial cleaning business for a purchase price of approximately $34,000,000 ($30,000,000 in cash and a $4,000,000 promissory note). The Company intends to fund the purchase price through a combination of its available cash and borrowings from a financial institution. The acquisition is contingent upon, among other things, satisfactory completion of due diligence, receipt of board approvals and the execution of a definitive agreement. It is anticipated that the acquisition, if successful, will be completed in the second calendar quarter of 1998. If the acquisition ultimately is not consummated, the Company will not be liable for any acquisition contingencies, except for related direct costs such as legal and accounting fees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of HydroChem are as follows:


     NAMES OF DIRECTORS
   AND EXECUTIVE OFFICERS     Age                                 Position
   ----------------------     ---      ------------------------------------------------------------

B. Tom Carter, Jr............ 53       Chairman of the Board, Chief Executive Officer and President
Robert B. Crates............. 35       Director
Thomas F. McWilliams......... 55       Director
Selby F. Little, III......... 44       Executive Vice President and Chief Financial Officer
J. Pat DeBusk................ 57       Executive Vice President
Gary D. Noto................. 43       Executive Vice President
Craig A. Kaple............... 39       Executive Vice President
Pelham H. A. Smith........... 41       Vice President
Michael P. Steindler......... 50       General Counsel and Secretary


     Subject to the terms of a stockholders agreement entered into by Holding and all of its stockholders, (the "Stockholders Agreement") the Board of Directors of the Company currently consists of three directors who hold office until the next annual meeting of the stockholders of the Company or until their successors are duly elected and qualified. Pursuant to the terms of the Stockholders Agreement, one director, Mr. McWilliams, has been designated by Citicorp Venture Capital, Ltd. ("CVC") and one director, Mr. Crates, has been designated by LKCM Venture Partners I Ltd. The stockholders also agreed to elect Mr. Carter as a director so long as he serves as Chief Executive Officer. The Stockholders Agreement further provides that CVC has the right to designate an additional director, and that the holders of a majority of the shares of Holding's capital stock owned by such stockholders may designate a director, but neither CVC nor the majority stockholders have exercised these rights. See Item
12. "Security Ownership of Certain Beneficial Owners and Management."

     The executive officers are elected annually by the Board of Directors and serve at the discretion of the Board until their successors are duly elected and qualified.

     B. Tom Carter, Jr. has been Chairman of the Board, Chief Executive Officer and President of the Company or Hydro Services since 1990. As a private investor, he assembled the investment groups which acquired Hydro Services in 1990 and formed HydroChem in 1993 for the purposes of combining the businesses of Hydro Services and DIS.

     Robert B. Crates has been a director of the Company since 1993. Since December 1995, Mr. Crates has been a principal of Crates Thompson Capital, Inc., an investment company engaged in the management of private equity funds. From May 1988 to November 1995, Mr. Crates served as the general partner of LKCM Venture Partners I Ltd., a private equity fund affiliated with Luther King Capital Management ("LKCM"), an investment advisory firm. From October 1994 to January 1995, Mr. Crates concurrently served as interim Chairman and Chief Executive Officer of Eddie Haggar Limited, Inc., a company in which LKCM had an investment that subsequently filed for protection under federal bankruptcy laws. Mr. Crates is also a director of HealthCor Holdings, Inc. and various privately held companies.

     Thomas F. McWilliams has been a director of the Company since 1993. Mr. McWilliams is a Managing Director of CVC where he has been employed since 1983. He also serves as a director of Chase Industries, Inc., MMI Products, Inc., Ergo Science Corporation, Pen-Tab Industries, Inc. and various privately held companies.

     Selby F. Little, III has been an Executive Vice President and Chief Financial Officer of the Company since December 1996 and served as Vice President and Chief Financial Officer of the Company from June 1996 until December 1996. From September 1992 to May 1996, he was Vice President and Chief Financial Officer of Ross Systems, Inc., a publicly held computer software company.

     J. Pat DeBusk has been an Executive Vice President of HydroChem since December 1993. He has also held various executive or other management positions since 1964 with Hydro Services or the predecessor to its operations.

     Gary D. Noto has been an Executive Vice President of the Company since December 1996. Prior thereto, he had served as a Vice President of HydroChem since December 1993 and in various executive, management or other positions with Hydro Services or the predecessor to its operations since 1978.

     Craig A. Kaple has been an Executive Vice President of HydroChem since June 1997. Prior thereto, he had served as a Vice President of HydroChem since November 1994 and in various executive, management or other positions with Hydro Services or the predecessor to its operations since 1981.

     Pelham H. A. Smith has been a Vice President of the Company since December 1993. Prior thereto, he had been assisting Mr. Carter since 1990 in various private investment activities.

     Michael P. Steindler has functioned as the General Counsel of the Company since April 1994 and has been the Secretary of the Company since March, 1995. From August, 1993 to February, 1998, he was also a partner in the law firm of Cassell & Stone, L.L.P. in Dallas, Texas.

DIRECTORS AND OFFICERS OF HOLDING AND INTERNATIONAL

     The directors of Holding and International are the same as those of HydroChem. The executive officers of Holding and International are B. Tom Carter, Jr. (Chief Executive Officer and President), Selby F. Little, III (Executive Vice President and Chief Financial Officer), and Pelham H. A. Smith (Vice President).

ITEM 11.   EXECUTIVE COMPENSATION

     The following table provides certain information concerning compensation earned by the Chief Executive Officer and the Company's next four most highly compensated executive officers serving in such capacity at December 31, 1997 who received compensation in excess of $100,000 (the "Named Executive Officers") for the period indicated.

                           SUMMARY COMPENSATION TABLE


                                                                         LONG-TERM COMPENSATION
                                                                     ------------------------------
                                                                      NUMBER OF
                                        ANNUAL COMPENSATION            SHARES
                                  ------------------------------     UNDERLYING        All Other
  NAME AND PRINCIPAL POSITION     YEAR      Salary        Bonus        OPTIONS      Compensation(1)
  ---------------------------     ----      ------       -------     ----------     ---------------

  B. TOM CARTER, JR..........     1997     $239,077     $     --(2)        --     $     250
  CHAIRMAN OF THE BOARD, ....     1996      239,231      100,000       25,000           250
  CHIEF EXECUTIVE OFFICER AND     1995      229,139      100,000      310,390           250
  PRESIDENT

SELBY F. LITTLE, III ........     1997      125,936       74,000       11,500           250
  EXECUTIVE VICE PRESIDENT ..     1996       67,308       71,000       15,000            --
  AND CHIEF FINANCIAL OFFICER     1995           --           --           --            --


J. PAT DEBUSK ...............     1997      146,628       43,000           --           250
  EXECUTIVE VICE PRESIDENT ..     1996      136,000       45,000           --           250
                                  1995      135,803       60,000       20,000           250

GARY D. NOTO ................     1997      122,551       66,000           --           250
  EXECUTIVE VICE PRESIDENT ..     1996      103,200       50,000           --           250
                                  1995       93,111       44,000       17,500           250

CRAIG A. KAPLE ..............     1997      115,167       62,000           --           250
  EXECUTIVE VICE PRESIDENT ..     1996       95,000       45,600           --           250
                                  1995       84,284       44,000       15,000           250


----------
(1)  Consists of Hydrochem's 401(K) matching contribution.
(2) Holding and Mr. Carter currently are negotiating an extension of and certain modifications to Mr. Carter's employment agreement described below. Mr. Carter's bonus for 1997 is not calculable at this time and will be determined as part of these negotiations. It is anticipated that Mr. Carter's bonus will not exceed $150,000.

DIRECTOR COMPENSATION

     Directors who are employees of the Company do not receive additional compensation for serving as directors. All directors of the Company are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors and for other expenses incurred in their capacities as directors of the Company.

STOCK OPTION INFORMATION

     Holding has adopted the HydroChem Holding, Inc. 1994 Stock Option Plan (the "Option Plan"). The Option Plan is administered by a committee of Holding's Board of Directors (the "Committee"), which currently consists of Messrs. McWilliams and Crates. The purpose of the Option Plan is to advance the interests of Holding and its subsidiaries by encouraging certain employees of the Company to acquire a proprietary interest in Holding through ownership of Holding's Class A Common Stock ("Class A Common"). The total number of shares of Class A Common that may be subject to options under the Option Plan is 620,779. As of December 31, 1997, options for 618,390 shares of Class A Common were outstanding and options for 389 shares were available for grant. The duration of each option and the exercise schedule therefor is determined by the Committee at the time of grant, but in no event can an option intended to qualify as an incentive stock option (an "ISO") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), be exercisable after the expiration of ten years after the date of grant. In the case of an employee who owns (or is considered to own under Section 424(d) of the Code) stock representing more than 10% of the total combined voting power of classes of stock of Holding and its subsidiaries, no ISO shall be exercisable after expiration of five years from the date of grant.

     The following table sets forth certain information concerning the grant of options to Mr. Little. None of the other Named Executive Officers were granted options in 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                         POTENTIAL REALIZABLE
                                         % OF TOTAL                                         VALUE AT ASSUMED
                          NUMBER OF       OPTIONS                                             ANNUAL STOCK
                         SECURITIES      GRANTED TO    EXERCISE                             APPRECIATION FOR
                         UNDERLYING      EMPLOYEES       PRICE                               OPTION TERM (1)
                           OPTIONS           IN           PER                                ---------------
           NAME            GRANTED      FISCAL YEAR      SHARE     EXPIRATION DATE            5%            10%
--------------------    ----------      -----------      -----    -------------------      --------      ------
SELBY F. LITTLE, III        11,500         42.6%        $1.00     OCTOBER 19, 2007         $7,232    $18,328


----------
(1) Potential realizable value is based upon assumed annual growth rates of 5% and 10% for the ten-year option term. Computations result in common stock prices at the end of the option term of $1.63 and $2.59 per share based upon 5% and 10% annual growth appreciation, respectively. The actual value, if any, Mr. Little may realize will depend upon an available market for the common stock, as well as the excess of the market price of the Class A common over the exercise price on the date the option is exercised. There can be no assurance that the value realized will be at or near the amounts reflected in this table.


     The following table sets forth certain information with respect to the unexercised options granted to the named executive officers. None of the named executive officers exercised any stock options during 1997.

                          FISCAL YEAR END OPTION VALUES


                                                   NUMBER OF SECURITIES                         VALUE OF
                                                       UNDERLYING                              UNEXERCISED
                                                   UNEXERCISED OPTIONS                     IN-THE-MONEY OPTIONS
                                                   AT DECEMBER 31, 1997                   AT DECEMBER 31, 1997(1)
                                            -----------------------------------        ----------------------------
                      NAME                    EXERCISABLE         UNEXERCISABLE        EXERCISABLE    UNEXERCISABLE
-------------------------------------------   -----------         -------------        -----------    -------------

B. TOM CARTER, JR..........................      285,601              49,789               $ 0              $ 0
SELBY F. LITTLE, III.......................        3,750              22,750               $ 0              $ 0
J. PAT DEBUSK..............................       10,000              10,000               $ 0              $ 0
GARY D. NOTO...............................        8,750               8,750               $ 0              $ 0
CRAIG A. KAPLE.............................        7,500               7,500               $ 0              $ 0


----------
(1) There is no established trading market for the Class A Common, but the Company has attempted to determine its market value based upon the same criteria which were used to determine the exercise prices of past options granted. Based upon these criteria, at December 31, 1997, there were no options which were in-the-money.

EMPLOYMENT AGREEMENTS

     Holding has an employment agreement with Mr. Carter under which he serves as the Chairman of the Board, Chief Executive Officer and President of Holding and the Company (collectively, the "Employer"). The term of Mr. Carter's agreement is for five years through December 14, 1998. His current base compensation under this Agreement is $240,000 per year and is subject to review and may be increased periodically at the discretion of the Board. Mr. Carter's agreement provided for an initial bonus of $150,000 in recognition of his efforts in the DIS acquisition. For calendar years 1994 and thereafter, bonuses are payable at the sole discretion of the Board. In connection with his agreement, Holding also granted Mr. Carter in March 1995 an option to purchase 310,390 shares of Class A Common Stock at an exercise price of $1.00 per share under Holding's 1994 Stock Option Plan. See "Stock Option Information." If the Employer terminates Mr. Carter's employment without cause as defined in his agreement, then he is entitled to a lump sum severance payment equal to one year of his then current base compensation. Mr. Carter's agreement contains a covenant not to compete and other customary restrictions. The covenant not to compete does not apply if there is a termination without cause or a resignation by Mr. Carter after a change in control as defined in his agreement or after a diminution in his duties. The Company has guaranteed Holding's obligations under the employment agreement.

     HydroChem and Mr. Little are parties to a letter agreement dated June 3, 1996, relating to Mr. Little's initial employment by HydroChem (the "Offer Letter"). Among other things, the Offer Letter provides that if HydroChem terminates Mr. Little's employment at any time without cause as therein defined, it will pay him severance compensation equal to 12 months of his then current base compensation. The Offer Letter also provided for a bonus to Mr. Little of $25,000 upon the commencement of his employment, performance bonuses of up to 50% of his base compensation for 1996 and 1997, with a minimum guarantee of $31,250 for each year, and the reimbursement in 1996 of relocation expenses which amounted to $93,065.

     HydroChem also has employment agreements with Messrs. DeBusk, Noto and Kaple. Each of these agreements renew automatically on an annual basis unless either HydroChem or the employee gives 30 days notice to the contrary. The current annual base compensation under these agreements for Messrs. DeBusk, Noto and Kaple is $150,000, $127,500 and $120,000, respectively. Such amounts are subject to review and may be increased periodically at the discretion of HydroChem. Bonuses are also payable at the sole discretion of HydroChem. If HydroChem terminates the employment of any of these individuals without cause as defined in their respective agreements, then such individual is entitled to a continuation of his then current base compensation for six months. Each of the agreements for Messrs. DeBusk, Noto and Kaple contain covenants not to compete and other customary restrictions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the outstanding capital stock of International is owned by HydroChem. All of the outstanding capital stock of HydroChem is owned by Holding. The authorized capital stock of Holding consists of (i) 8,000,000 shares of Class A Common, par value $.00005 per share, of which 855,402 shares are issued and outstanding; (ii) 5,000,000 shares of Class B Common Stock, par value $.00005 per share ("Class B Common"), of which 3,926,598 shares are issued and outstanding; (iii) 1,000,000 shares of Class C Common Stock, par value $.00005 per share ("Class C Common"), of which no shares are issued and outstanding; and (iv) 5,000,000 shares of Series A 13% Cumulative Preferred Stock, par value $.00005 per share ("Series A Preferred"), all of which are issued and outstanding.

      The following table sets forth certain information known to the Company with respect to beneficial ownership of Holding's equity securities (rounded to the nearest share) by (i) each director; (ii) each Named Executive Officer;
(iii) all executive officers and directors of the Company as a group; and (iv) each stockholder known by the Company to be the beneficial owner of more than five percent of any class of voting securities of Holding. Such information is presented as of February 28, 1998.



                                             Class A Common          CLASS B COMMON          SERIES A PREFERRED
                                         ----------------------    ------------------        ------------------
                                         No. of            % of    No. of       % of         No. of        % of
                      NAME               Shares           Class    Shares       Class        Shares        Class
--------------------------------------   ------           -----    ------       -----        ------        -----
Executive Officers and Directors:
                                                                                                         < C>
B. Tom Carter, Jr. (1) .............       394,501       34.4%          --         --        360,993        7.2%
     6210 Rothway
     Houston, Texas 77040
Robert B. Crates ...................            --         --           --         --             --         --
Thomas F. McWilliams (2)(3) ........        67,343        7.3%      67,343        1.7%        33,871          *
     7963 Grand Bay Dr. ............
     Naples, Florida 34108
Selby F. Little, III (4) ...........         3,750          *           --         --             --         --
J. Pat DeBusk (3)(5) ...............        51,727        5.9%       1,540          *         55,103        1.1%
     1145 Highway 90-A
     Missouri City, Texas 77489
Gary D. Noto (3)(6) ................        31,705        3.6%         880          *         31,488          *
Craig A. Kaple (3)(7) ..............        26,934        3.1%         660          *         23,616          *
All directors and executive officers
     as a group (9 persons)(3)(8) ..       598,460       46.6%      70,424        1.8%       505,070       10.1%

OTHER PRINCIPAL STOCKHOLDERS:
LKCM Venture Partners I Ltd. .......       673,993       78.8%          --         --      2,100,628       42.0%
     301 Commerce Street,
     Suite 1600
     Fort Worth, Texas 76102
Citicorp Venture Capital, Ltd. (3) .     2,461,712       74.2%   2,461,712       62.7%     1,250,861       25.0%
     399 Park Avenue
     New York, New York 10043
BT Capital Partners, Inc. (3) ......       705,154       45.2%     705,154       18.0%       793,959       15.9%
     280 Park Avenue (32W)
     New York, New York 10017
World Equity Partners, L.P. (9) ....       496,623       36.7%          --         --             --         --
     399 Park Avenue
     New York, New York 10043
CCT Partners II, L.P. (3)(10) ......       434,420       33.4%     434,420       11.1%       220,740        4.4%
     c/o Citicorp Venture Capital,
     Ltd ...........................
     399 Park Avenue
     New York, New York 10043
Heller Financial, Inc. (11) ........       310,390       26.6%          --         --             --         --
     500 West Monroe Street
     Chicago, Illinois 60661
HES Management, Inc. ...............       102,650       12.0%          --         --        360,993        7.2%
     5956 Sherry Lane, Suite 930
     Dallas, Texas 75225


----------
*        Less than one percent.

(1) Includes 102,650 shares of Class A Common and 360,993 shares of Series A Preferred held in the name of HES Management, Inc., of which Mr. Carter may be deemed the beneficial owner as the sole stockholder of HES Management, Inc. and 291,851 shares of Class A Common that Mr. Carter may acquire upon the exercise of options within 60 days of February 28, 1998.

(2) Includes 56,393 shares of Class B Common held in the name of Alchemy, L.P., of which Mr. McWilliams may be deemed the beneficial owner as the sole general partner of Alchemy, L.P.

(3) Includes a number of shares of Class A Common that the stockholder may acquire upon the conversion of shares of Class B Common on a 1-for-1 basis.

(4) Represents 3,750 shares of Class A Common that Mr. Little may acquire upon the exercise of options within 60 days of February 28, 1998.

(5) Includes 15,000 shares of Class A Common that Mr. DeBusk may acquire upon the exercise of options within 60 days of February 28, 1998.

(6) Includes 13,125 shares of Class A Common that Mr. Noto may acquire upon the exercise of options within 60 days of February 28, 1998.

(7) Includes 11,250 shares of Class A Common that Mr. Kaple may acquire upon the exercise of options within 60 days of February 28, 1998.

(8) Includes 357,476 shares of Class A Common that may be acquired upon the exercise of options within 60 days of February 28, 1998, and 70,424 shares of Class A Common that may be acquired upon the conversion of Class B Common.

(9) Represents 496,623 shares of Class A Common that World Equity Partners, L.P. may purchase upon the exercise of a warrant within 60 days of February 28, 1998.

(10) William T. Comfort, whose address is c/o Citicorp Venture Capital, Ltd., 399 Park Avenue, New York, New York, 10043, is the sole director, the sole executive officer, and the sole stockholder of the general partner of CCT Partners II, L.P., and may be deemed the beneficial owner of the securities held in the name of CCT Partners II, L.P.

(11) Heller Financial, Inc. may acquire 310,390 shares of Class C Common upon the exercise of a warrant within 60 days of February 28, 1998. Heller Financial, Inc. may acquire 310,390 shares of Class A Common within 60 days of February 28, 1998, upon exercise of its right to convert all of its shares of Class C Common into Class A Common on a 1-for-1 basis.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Argent Capital Corporation, of which Mr. Carter is the sole stockholder, is the tenant under a lease in Dallas, Texas, for office space used by the Company. The Company pays the rent for this office directly to the landlord. Total rental payments for 1995, 1996 and 1997 were $46,330, $48,419 and $52,202, respectively.

         The Company leases its manufacturing facility in Missouri City, Texas, from Gracey Corporation ("Gracey"). The spouse of Mr. DeBusk is the beneficial owner of 7 2/3% of the outstanding capital stock of Gracey held in a trust. Total rental payments made by the Company to Gracey for 1995, 1996 and 1997 were $56,100 in each year.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1. See the Index to Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

         2. Schedules otherwise required by Item 8 or Item 14.2(d) have been omitted as not required or not applicable.

         3.  Exhibits

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

                   4.1 Purchase Agreement, dated as of July 30, 1997, by and among HydroChem Industrial Services, Inc., HydroChem International, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, as Initial Purchaser, relating to the 103/8% Series A Senior Subordinated Notes due 2007. (Exhibit
                               4.1 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

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

                  10.5 Employment Agreement dated December 15, 1993 by and among HydroChem Holding, Inc., HydroChem Industrial Services, Inc. and B. Tom Carter, Jr., as amended through December 9, 1996. (Exhibit
                               10.5 to the Company's Registration Statement on Form S- 4, filed August 25, 1997, is hereby incorporated by reference.)

                  10.6 Employment Offer Letter dated June 3, 1996 from HydroChem Industrial Services, Inc. to Selby F. Little, III. (Exhibit 10.6 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

                  10.7 Letter Agreement regarding severance compensation dated October 31, 1997 between HydroChem Industrial Services, Inc. and Pelham H. A. Smith. (Exhibit 10.7 to the Company's Form 10-Q, filed on November 14, 1997, is hereby incorporated by reference)

                  10.8 Lease Agreement dated December 4, 1979 between HydroChem Industrial Services, Inc. and Gracey Corporation, as amended through May 29, 1996. (Exhibit 10.7 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

                  10.9 Form of Indemnification Agreement entered into with directors and certain officers of HydroChem Industrial Services, Inc. (Exhibit 10.8 to the Company's Amendment No. 1 to the Registration Statement on Form S-4, filed October 3, 1997, is hereby incorporated by reference.)

                  10.10 Credit agreement dated December 31, 1997 among HydroChem Industrial Services, Inc. and NationsBank of Texas, N.A. and financial institutions named in the credit agreement (filed herewith).

                  10.11 Letter agreement dated March 6, 1998 between HydroChem Industrial Services, Inc. and NationsBank of Texas, N.A. (filed herewith).

                   27.1        Financial Data Schedule (filed herewith).

   (b)   Reports on Form 8-K.
         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1998.


                       HYDROCHEM INDUSTRIAL SERVICES, INC.

                       By:      /s/ SELBY F. LITTLE, III
                          -------------------------------
                          Selby F. Little, III, Executive Vice President and Chief Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 1998.



        NAME:                                       CAPACITIES:

         /s/  B. TOM CARTER, JR.
        -------------------------
        B. Tom Carter, Jr.                 Chairman of the Board, President and
                                           Chief Executive Officer



         /s/ SELBY F. LITTLE, III
        -------------------------
        Selby F. Little, III               Executive Vice President and Chief
                                           Financial Officer



         /s/  PATRICIA K. BURNS
        -------------------------
        Patricia K. Burns                  Corporate Controller




         /s/ ROBERT B. CRATES
        -------------------------
        Robert B. Crates                   Director




        /s/ THOMAS F. MCWILLIAMS
        -------------------------
        Thomas F. McWilliams               Director

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1998.


                                       HYDROCHEM INTERNATIONAL, INC.

                                       By:     /s/ SELBY F. LITTLE, III
                                          ------------------------------
                                          Selby F. Little, III, Executive Vice
                                          President and Chief Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 1998.



        NAME:                                       CAPACITIES:

        /s/  B. TOM CARTER, JR.
        --------------------------
        B. Tom Carter, Jr.                 Chairman of the Board, President and
                                           Chief Executive Officer



        /s/ SELBY F. LITLLE, III
        --------------------------
        Selby F. Little, III               Executive Vice President and Chief
                                           Financial Officer



        /s/ PATRICIA K. BURNS
        --------------------------
        Patricia K. Burns                  Corporate Controller




          /s/ ROBERT B. CRATES
        --------------------------
        Robert B. Crates                   Director




       /S/ THOMAS F. MCWILLIAMS
        --------------------------
        Thomas F. McWilliams               Director

                                  EXHIBIT INDEX



10.10 Credit agreement dated December 31, 1997 among HydroChem Industrial Services, Inc. and NationsBank of Texas, N.A. and financial institutions named in the credit agreement.

10.11 Letter agreement dated March 6, 1998 between HydroChem Industrial Services, Inc. and NationsBank of Texas, N.A.

27.1     Financial Data Schedule.