Form 10-Q
period 1998-03-31
HYDROCHEM INDUSTRIAL SERVICES INC; HYDROCHEM INTERNATIONAL INC
filed 1998-05-15
CIK 1044607, 1044608

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
             of 1934 For the Quarterly Period ended MARCH 31, 1998


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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]

        The number of shares of Common Stock of the Registrant, par value of $.01 per share, outstanding on May 1, 1998 was 100 shares. The Registrant's Common Stock is not registered under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended

------------------------------------------------------------------------------
* HydroChem International, Inc., a direct and wholly owned subsidiary of HydroChem Industrial Services, Inc., is a Co-Registrant. It is incorporated under the laws of the State of Delaware and its I.R.S. Employer Identification Number is 75-2512100.

                               TABLE OF CONTENTS


Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of December 31, 1997 and
                     March 31, 1998 (unaudited)   . . . . . . . . . . . . . . . . . . . . . . .        3
                 Consolidated Statements of Operations for each of the three
                     month periods ended March 31, 1997 and 1998 (unaudited)  . . . . . . . . .        4

                 Consolidated Statement of Stockholder's Equity for the three
                     month period ended March 31, 1998 (unaudited)  . . . . . . . . . . . . . .        5

                 Consolidated Statements of Cash Flows for each of the three
                     month periods ended March 31, 1997 and 1998 (unaudited)  . . . . . . . . .        6

                 Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . . . .        7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .       10

Part II.     Other Information

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .       14

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

                      HYDROCHEM INDUSTRIAL SERVICES, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          DECEMBER 31,      MARCH 31,
                                                                             1997             1998
                                                                         ------------       ---------
                                    ASSETS
Current assets:
         Cash and cash equivalents  . . . . . . . . . . . . . . . . .      $  33,862        $  29,339
         Restricted cash (Note 2) . . . . . . . . . . . . . . . . . .          2,858            -
         Receivables, less allowance of $1,280 and $1,094,
           respectively . . . . . . . . . . . . . . . . . . . . . . .         24,341           25,528
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . .          3,863            4,364
         Prepaid expenses and other current assets  . . . . . . . . .          1,791            3,109
         Income taxes receivable  . . . . . . . . . . . . . . . . . .            407              312
         Deferred income taxes  . . . . . . . . . . . . . . . . . . .          1,835            1,610
                                                                           ---------        ---------
             Total current assets . . . . . . . . . . . . . . . . . .         68,957           64,262

Property and equipment, at cost . . . . . . . . . . . . . . . . . . .         63,210           68,768
         Accumulated depreciation . . . . . . . . . . . . . . . . . .        (24,872)         (26,912)
                                                                           ---------        ---------
                                                                              38,338           41,856
Intangible assets, net  . . . . . . . . . . . . . . . . . . . . . . .         44,798           44,464
                                                                           ---------        ---------
             Total assets . . . . . . . . . . . . . . . . . . . . . .      $ 152,093        $ 150,582
                                                                           =========        =========

                                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
         Accounts payable . . . . . . . . . . . . . . . . . . . . . .      $   4,823        $   7,631
         Income taxes payable . . . . . . . . . . . . . . . . . . . .             40                6
         Accrued liabilities  . . . . . . . . . . . . . . . . . . . .         11,770            7,720
                                                                           ---------        ---------
             Total current liabilities  . . . . . . . . . . . . . . .         16,633           15,357

Long-term debt (Note 3) . . . . . . . . . . . . . . . . . . . . . . .        110,000          110,000
Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . .          8,753            8,466
Commitments and contingencies (Note 5)

Stockholder's equity:
         Common stock, $.01 par value:
             1,000 shares authorized, 100 shares outstanding  . . . .              1                1
         Additional paid in capital . . . . . . . . . . . . . . . . .         16,558           16,558
         Retained earnings  . . . . . . . . . . . . . . . . . . . . .            148              200
                                                                           ---------        ---------
             Total stockholder's equity . . . . . . . . . . . . . . .         16,707           16,759
                                                                           ---------        ---------

             Total liabilities and stockholder's equity . . . . . . .      $ 152,093        $ 150,582
                                                                           =========        =========

                            See accompanying notes.

                      HYDROCHEM INDUSTRIAL SERVICES, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)



                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                ----------------------------
                                                                   1997              1998
                                                                ---------          ---------
Revenue   . . . . . . . . . . . . . . . . . . . . . .           $  38,388          $  40,888

Cost of revenue . . . . . . . . . . . . . . . . . . .              22,919             24,885
                                                                ---------          ---------
    Gross profit  . . . . . . . . . . . . . . . . . .              15,469             16,003

Selling, general and administrative expense . . . . .              10,298             10,787
Depreciation  . . . . . . . . . . . . . . . . . . . .               1,911              2,193
                                                                ---------          ---------
    Operating income  . . . . . . . . . . . . . . . .               3,260              3,023

Other (income) expense:
    Interest expense, net   . . . . . . . . . . . . .               1,862              2,517
    Other expense, net  . . . . . . . . . . . . . . .                   4                  3
    Amortization of intangibles   . . . . . . . . . .                 388                376
                                                                ---------          ---------

Income before taxes . . . . . . . . . . . . . . . . .               1,006                127

    Income tax provision (Note 4)   . . . . . . . . .                 447                 75
                                                                ---------          ---------

Net income  . . . . . . . . . . . . . . . . . . . . .           $     559          $      52
                                                                =========          =========





                            See accompanying notes.

                      HYDROCHEM INDUSTRIAL SERVICES, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)



                                                                   ADDITIONAL
                                                       COMMON       PAID-IN        RETAINED
                                                       STOCK        CAPITAL        EARNINGS       TOTAL
                                                   -----------    ----------       --------      ---------
Balance at December 31, 1997  . . . . . . . .      $         1     $  16,558      $     148      $  16,707

    Net income  . . . . . . . . . . . . . . .              -              -              52             52
                                                   -----------     ---------      ---------      ---------

Balance at March 31, 1998   . . . . . . . . .      $         1     $  16,558      $     200      $  16,759
                                                   ===========     =========      =========      =========





                            See accompanying notes.

                      HYDROCHEM INDUSTRIAL SERVICES, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           ------------------------
                                                                               1997          1998
                                                                           ---------       --------
Operating activities:
    Net income    . . . . . . . . . . . . . . . . . . . . . . . .           $    559       $     52
    Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation . . . . . . . . . . . . . . . . . . . . . .              1,911          2,193
         Amortization . . . . . . . . . . . . . . . . . . . . . .                388            376
         Amortization of deferred financing costs . . . . . . . .                147             85
         Deferred income tax expense provision  . . . . . . . . .                447            (63)
         Loss (gain) on sale of property and equipment  . . . . .                  2            (26)
    Changes in operating assets and liabilities:
         Restricted cash  . . . . . . . . . . . . . . . . . . . .                -            2,858
         Receivables, net . . . . . . . . . . . . . . . . . . . .             (1,556)        (1,187)
         Inventories  . . . . . . . . . . . . . . . . . . . . . .                (84)          (501)
         Prepaid expenses and other current assets  . . . . . . .               (481)        (1,223)
         Accounts payable . . . . . . . . . . . . . . . . . . . .                436          2,808
         Income taxes payable . . . . . . . . . . . . . . . . . .                 45            (34)
         Accrued liabilities  . . . . . . . . . . . . . . . . . .               (903)        (4,052)
                                                                            --------       --------
           Net cash provided by operating activities. . . . . . .                911          1,286
                                                                            --------       --------
Investing activities:
    Expenditures for property and equipment   . . . . . . . . . .             (1,616)        (5,781)
    Proceeds from sale of property and equipment  . . . . . . . .                139             96
                                                                            --------       --------
           Net cash used in investing activities . .. . . . . . .             (1,477)        (5,685)
                                                                            --------       --------

Financing activities
    Proceeds from (repayments of) long-term debt, net   . . . . .              1,017           (124)
                                                                            --------       --------
           Net cash provided by (used in) financing activities. .              1,017           (124)
                                                                            --------       --------
Net increase (decrease) in cash . . . . . . . . . . . . . . . . .                451         (4,523)
Cash at beginning of period . . . . . . . . . . . . . . . . . . .                671         33,862
                                                                            --------       --------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . .           $  1,122       $ 29,339
                                                                            ========       ========




                            See accompanying notes.

                      HYDROCHEM INDUSTRIAL SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


1.       ORGANIZATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of HydroChem Industrial Services, Inc. ("HydroChem") and its wholly-owned subsidiary, HydroChem International, Inc. ("International"). HydroChem generally conducts business outside the United States through International. (HydroChem and International collectively are referred to as the "Company"). HydroChem is a wholly-owned subsidiary of HydroChem Holding, Inc. ("Holding").

         The Company is engaged in the business of providing industrial cleaning services to a wide range of processing industries, including petrochemical plants, oil refineries, electric utilities, pulp and paper mills, rubber plants, and aluminum plants. This type of work is typically recurring maintenance to improve or sustain the operating efficiencies and extend the useful lives of process equipment and facilities. Services provided include high-pressure water cleaning (hydroblasting), chemical cleaning, industrial vacuuming, waste minimization, and commissioning and other specialized services.

         The accompanying unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of the interim periods. Operating results for the three month interim period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Amendment No. 1 to Form S-4 and Form 10-K filed with the Securities and Exchange Commission on October 3, 1997 and March 30, 1998, respectively.

2.  RESTRICTED CASH

         At December 31, 1997, restricted cash represented security for letters of credit which principally were issued in connection with the Company's property and casualty insurance program. These letters of credit now are secured by the Company's New Credit Facility (see Note 3).

3.  LONG-TERM DEBT

         On August 4, 1997, HydroChem issued $110,000,000 of its 10 3/8% Senior Subordinated Notes due 2007 (the "Series A Notes") in a private offering pursuant to Rule 144A under the Securities Act of 1933. HydroChem registered a substantially identical series of notes (the "Series B Notes") with the Securities and Exchange Commission and on November 7, 1997 completed an exchange of the Series B Notes for the Series A Notes. The Series B Notes mature on August 1, 2007 and bear interest at 10 3/8% per annum which is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998. The Series B Notes are redeemable at the option of HydroChem, in whole or in part, on or after August 1, 2002 at specified redemption prices. In addition, up to 35% of the Series B Notes are redeemable at the option of HydroChem with the proceeds from one or more equity offerings at a redemption price of 109.375% of the principal amount thereof. International is a guarantor of the Series B Notes.

         A portion of the net proceeds from the sale of the Series A Notes was used to repay HydroChem's senior debt and subordinated debt and to fund a dividend to Holding which Holding used to discharge accrued interest on its indebtedness and accrued dividends on its preferred stock. As a result of the early repayment of HydroChem's prior debt, an extraordinary loss was recognized in the amount of $2,342,000 (net of a related tax benefit of $1,435,000). The extraordinary loss consisted of the write-off of associated deferred financing costs in the amount of $3,178,000 before related tax benefit, as well as a prepayment premium and other related fees and expenses.

         On December 31, 1997, HydroChem entered into a participating credit agreement with a financial institution for a credit facility (the "New Credit Facility") which provides for unsecured borrowings of up to $25,000,000, subject to borrowing base limitations. The term of the New Credit Facility is three years and any borrowings thereunder bear interest at rates adjusted quarterly. Interest rates are based on (i) a range from LIBOR plus 1.25% to LIBOR plus 2.00%, or, at the discretion of HydroChem,
    (ii) a range from the prime rate to the prime rate plus 0.25%. The specific rate within each range depends upon the Company's operating performance. In addition, a commitment fee of 0.25% per annum is payable quarterly on the unborrowed portion of the New Credit Facility. The New Credit Facility requires the Company to meet certain customary financial ratios and covenants, and generally restricts the Company from pledging its assets. As of March 31, 1998, the Company's borrowing base under the New Credit Facility was $20,100,000 of which $2,500,000 had been drawn in the form of standby letters of credit, principally issued in connection with the Company's property and casualty insurance program. At March 31, 1998, there were no other borrowings under the New Credit Facility. Also, at such date, HydroChem had available unused borrowings of $17,600,000. (See Note 2).

4.  INCOME TAXES

         The Company files a consolidated tax return with Holding. The Company's effective income tax rate differs from the federal statutory income tax rate primarily due to nondeductible permanent differences and state income taxes.

5.  COMMITMENTS AND CONTINGENCIES

         HydroChem is a defendant in various lawsuits arising in the normal course of business. Substantially all of these suits are being defended by HydroChem's insurance carriers. While the results of litigation cannot be predicted with certainty, management believes adequate provision has been made for such claims and the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position.

         The Company's plans to consolidate certain facilities into one facility currently under construction in the Houston, Texas area. Estimated land acquisition and construction costs for this project are approximately $8.9 million. The Company intends to obtain mortgage financing for approximately $7.5 million of this amount.

6.  SUMMARY FINANCIAL INFORMATION

     Summary financial information for International as consolidated with HydroChem, is as follows (in thousands):

                                                     As of                 As of
                                                  December 31,          March 31,
                                                      1997                 1998
                                                  ------------         ----------
Current assets . . . . . . . . . . . . . . .       $  1,623              $ 1,545
Noncurrent assets  . . . . . . . . . . . . .            127                  120
Current liabilities  . . . . . . . . . . . .            131                  146
Noncurrent liabilities . . . . . . . . . . .             -                    -


                                                        Three months ended
                                                             March 31,
                                                   -----------------------------
                                                     1997                 1998
                                                   --------              -------
Revenue  . . . . . . . . . . . . . . . . . .       $    470              $   567
Gross profit . . . . . . . . . . . . . . . .            210                  208
Net loss . . . . . . . . . . . . . . . . . .            (40)                 (61)

7.  PENDING ACQUISITION

     On March 20, 1998, HydroChem signed a letter of intent to acquire all the stock of an entity in the industrial cleaning business for a purchase price of approximately $34.0 million ($30.0 million in cash and $4.0 million in promissory notes). HydroChem intends to fund the purchase price through a combination of its available cash, the promissory notes, and additional debt to be issued in connection with the acquisition. The acquisition is contingent upon, among other things, satisfactory completion of due diligence, receipt of board approvals and the execution of a definitive agreement. It is anticipated that the acquisition, if successful, will be completed in the second calendar quarter of 1998. If the acquisition ultimately is not consummated, the Company will not be liable for any acquisition contingencies, except for related direct costs such as legal and accounting fees.

                      HYDROCHEM INDUSTRIAL SERVICES, INC.
                                 AND SUBSIDIARY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Form 10-Q contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words "believe," "anticipate," "estimate," "expect," "intend," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding section included in the Company's Amendment No. 1 to Form S-4 and Form 10-K filed with the Securities and Exchange Commission on October 3, 1997 and March 30, 1998, respectively. The Forms S-4 and 10-K also include the Company's Consolidated Financial Statements and the Notes thereto for certain prior periods, as well as other relevant financial and operating information.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations, expressed as a percentage of revenue. There can be no assurance that the trends in operating results will continue in the future.

                                                     Three months ended
                                                          March 31,
                                                    ---------------------
                                                      1997          1998
                                                    -------       -------
Revenue  . . . . . . . . . . . . . . . . . . . .     100 .0%        100.0%
Cost of revenue  . . . . . . . . . . . . . . . .      59 .7          60.9
                                                    -------        ------
    Gross profit . . . . . . . . . . . . . . . .       40.3          39.1
SG&A expense . . . . . . . . . . . . . . . . . .       26.8          26.3
Depreciation . . . . . . . . . . . . . . . . . .       5 .0           5.4
                                                    -------        ------
    Operating income . . . . . . . . . . . . . .       8 .5           7.4
Other (income) expense:
    Interest expense, net  . . . . . . . . . . .       4 .9           6.2
    Other (income) expense, net  . . . . . . . .       -              -
    Amortization of intangibles  . . . . . . . .       1 .0           0.9
                                                    -------        ------
Income before taxes  . . . . . . . . . . . . . .       2 .6           0.3
     Income tax provision  . . . . . . . . . . .       1 .1           0.2
                                                    -------        ------
 Net income  . . . . . . . . . . . . . . . . . .       1 .5%          0.1%
                                                    =======        ======
 EBITDA (1)  . . . . . . . . . . . . . . . . . .       13.5%         12.8%

----------
(1) EBITDA is defined as net income plus income tax provision, interest expense, depreciation, amortization, and other income and expense reflected in the determination of net income. EBITDA should not be construed as a substitute for operating income, as an indicator of liquidity or as a substitute for net cash provided by operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA is included because management believes that certain readers may find it to be a useful tool for analyzing operating performance, leverage, liquidity, and a company's ability to service debt.

 THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

    Revenue. Revenue increased $2.5 million, or 6.5%, to $40.9 million for the three months ended March 31, 1998 from $38.4 million in the prior year period. The increase principally resulted from increased hydroblasting revenue of $2.1 million, or 10.3%, and increased industrial vacuuming revenue of $1.7 million, or 49.2%, all of which was partially offset by decreased chemical cleaning revenue of $678,000, or 5.3%, and decreased revenue from all other services of $618,000, or 29.2%. Hydroblasting revenue increased primarily due to the implementation of sole source provider arrangements with certain existing customers and a small number of large projects with other customers. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 1997 and 1998. The decrease in chemical cleaning revenue was primarily caused by a small number of projects in the prior year period which did not recur, while the decrease in other services primarily resulted from decreased pipeline cleaning.

    Gross profit. Gross profit increased $534,000, or 3.5%, to $16.0 million in 1998 from $15.5 million in the prior year period. Gross profit margins decreased from 40.3% to 39.1%. Cost of revenue increased $2.0 million, or 8.6%, to $24.9 million for 1998 from $22.9 million in the prior year period due to the revenue increases described above and increased direct compensation costs.

    SG&A expense. SG&A expense as a percentage of revenue decreased to 26.3% in 1998 from 26.8% in the prior year period, while SG&A expense increased $489,000, or 4.7%, to $10.8 million in 1998 from $10.3 million in the prior year period. This increase primarily resulted from increases in compensation expense.

    EBITDA.   Increased gross profit, partially offset by increased SG&A expense, resulted in EBITDA of $5.2 million in 1998, an increase of $45,000, or 0.9%, from the prior year period. As a percentage of revenue, EBITDA decreased to 12.8% in 1998, compared to 13.5% in the prior year period.

    Depreciation. Depreciation expense increased $282,000, or 14.8%, to $2.2 million in 1998 from $1.9 million in the prior year period and was 5.4% and 5.0% of revenue, respectively. The increase in depreciation expense principally resulted from increased capital expenditures for vacuum trucks and other operating equipment.

    Operating income. Increased gross profit, offset by increased SG&A expense and depreciation expense, resulted in a decrease in operating income of $237,000, or 7.3%, to $3.0 million in 1998 from $3.3 million in the prior year period. As a percentage of revenue, operating income decreased to 7.4% in 1998, compared to 8.5% in the prior year period.

    Interest expense, net. Net interest expense increased $655,000, or 35.2%, to $2.5 million in 1998 from $1.9 million in the prior year period. Increased interest expense resulted from an increase in debt due to the issuance in August 1997 of $110.0 million of HydroChem's 10 3/8% Senior Subordinated Notes due 2007, partially offset by increased interest income earned on higher invested cash balances.

    Amortization. Amortization expense of $376,000 in 1998 was relatively unchanged from $388,000 in the prior year period.

    Income before taxes. For the reasons described above, income before taxes decreased $879,000, or 87.4%, to $127,000 in 1998 from $1.0 million in the prior year period. As a percentage of revenue, income before taxes was 0.3% in 1998, compared to 2.6% in the prior year period.

    Income tax provision. The effective tax rate increased to 59.1% of income before taxes in 1998 from 44.4% in the prior year period. This increase principally resulted from proportionately higher nondeductible permanent differences in 1998 than in the prior year period.

    Net income. For the reasons described above, net income decreased $507,000, or 90.7% to $52,000 in 1998 from $559,000 in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company principally has financed its operations through net cash provided by operating activities, existing cash balances, available credit facilities and capital contributions from Holding. In August 1997, HydroChem issued $110.0 million of its 10 3/8% Senior Subordinated Notes due 2007 (the "Series A Notes") in a private offering pursuant to Rule 144A under the Securities Act of 1933. HydroChem registered a substantially identical series of notes (the "Series B Notes") with the Securities and Exchange Commission and on November 7, 1997, completed an exchange of the Series B Notes for the Series A Notes. The Series B Notes mature on August 1, 2007 and bear interest at 10 3/8% per annum which is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998. The Series B Notes are redeemable at the option of HydroChem, in whole or in part, on or after August 1, 2002 at specified redemption prices. In addition, up to 35% of the Series B Notes are redeemable at the option of HydroChem with the proceeds from one or more equity offerings at a redemption price of 109.375% of the principal amount thereof. A portion of the net proceeds from the sale of the Series A Notes was used to repay indebtedness, accrued interest and fees under the Company's existing senior debt ($45.7 million) and subordinated debt ($18.7 million). In addition, $8.5 million was used to fund a dividend to Holding which Holding used to discharge accrued interest on its indebtedness and accrued dividends on its preferred stock. The remaining proceeds have been invested in commercial paper and other interest bearing deposits with short-term maturities. These funds are intended to be used for general corporate purposes, including expanding the Company's industrial vacuuming and other business lines through expenditures for property and equipment, increasing the Company's marketing and sales efforts, and funding potential acquisitions.

     On December 31, 1997, HydroChem entered into a credit agreement with a financial institution (the "New Credit Facility") which provides for unsecured borrowings of up to $25 million, subject to borrowing base limitations. The term of the New Credit Facility is three years, and any borrowings thereunder bear interest at rates adjusted quarterly. Interest rates are based on (i) a range from LIBOR plus 1.25% to LIBOR plus 2.00%, or, at the discretion of HydroChem,
(ii) a range from the prime rate to the prime rate plus 0.25%. The specific rate within each range depends on the Company's operating performance. In addition, a commitment fee of 0.25% per annum is payable quarterly on the unborrowed portion of the New Credit Facility. The New Credit Facility requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from pledging its assets. As of March 31, 1998, the Company's borrowing base under the New Credit Facility was $20.1 million of which $2.5 million had been drawn in the form of standby letters of credit principally issued in connection with the Company's property and casualty insurance program. At March 31, 1998, there were no other borrowings under the New Credit Facility. Also, at such date, HydroChem had available unused borrowings of $17.6 million. (See Notes 2 and 3 of Notes to the Consolidated Financial Statements.)

     For the three months ended March 31, 1998, the Company used net cash of $4.4 million for operating and investing activities, which consisted of $1.3 million provided by operating activities and $5.7 million used in investing activities. For the three months ended March 31, 1997, $566,000 of net cash was used for operating and investing activities, which consisted of $911,000 provided by operating activities and $1.5 million used in investing activities. Investing activities for both periods consisted primarily of expenditures for property and equipment.

     Expenditures for property and equipment for the three months ended March 31, 1998 were $5.8 million. Of this amount, $2.8 million was used for vacuum truck purchases, $1.5 million for purchases of other property and equipment, and $1.5 million for the development of a new facility in the Houston, Texas area. Funds expended for the new facility consisted of $1.1 million for the purchase of land and $355,000 for related construction costs. Construction costs for the new facility are estimated to be approximately $7.8 million. The Company intends to obtain mortgage financing for approximately $7.5 million of this amount.

     Management believes that cash and cash equivalents at March 31, 1998 and net cash expected to be provided by operating activities and borrowings, if necessary, under the New Credit Facility will be sufficient to meet its cash requirements for operations and expenditures for property and equipment for the next twelve months and the foreseeable future thereafter. (See Notes 3 and 5 of Notes to the Consolidated Financial Statements.)

PENDING ACQUISITION

    On March 20, 1998, HydroChem signed a letter of intent to acquire all the stock of an entity in the industrial cleaning business for a purchase price of approximately $34.0 million ($30.0 million in cash and $4.0 million in promissory notes). HydroChem intends to fund the purchase price through a combination of its available cash, the promissory notes and additional debt to be issued in connection with the acquisition. The acquisition is contingent upon, among other things, satisfactory completion of due diligence, receipt of board approvals and the execution of a definitive agreement. It is anticipated that the acquisition, if successful, will be completed in the second calendar quarter of 1998. If the acquisition ultimately is not consummated, the Company will not be liable for any acquisition contingencies, except for related direct costs such as legal and accounting fees.

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

                 10.5         Employment Offer Letter dated June 3, 1996 from HydroChem Industrial Services, Inc. to
                              Selby F. Little, III. (Exhibit 10.6 to the Company's Registration Statement on Form S-4,
                              filed August 25, 1997, is hereby incorporated by reference.)

                 10.6         Letter Agreement regarding severance compensation dated October 31, 1997 between HydroChem
                              Industrial Services, Inc. and Pelham H. A. Smith. (Exhibit 10.7 to the Company's
                              Form 10-Q, filed November 14, 1997, is hereby incorporated by reference.)

                 10.7         Employment Agreement dated December 15, 1993 by and among HydroChem
                              Holding, Inc., HydroChem Industrial Services, Inc. and B. Tom Carter, Jr., as amended through December 9, 1996. (Exhibit 10.5 to the Company's Registration Statement on
                              Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

                 10.8         Fourth Amendment to Employment Agreement dated April 9, 1998 by and among HydroChem
                              Holding, Inc., HydroChem Industrial Services, Inc. and B. Tom Carter, Jr. (Filed
                              herewith.)

                 10.9         Secured Promissory Note dated April 9, 1998 from B. Tom Carter, Jr. to HydroChem
                              Industrial Services, Inc. (Filed herewith.)

                 10.10        Pledge Agreement dated April 9, 1998 between HydroChem Industrial Services, Inc.
                              and B. Tom Carter, Jr. (Filed herewith.)

                 10.11        Lease Agreement dated December 4, 1979 between HydroChem Industrial Services, Inc. and
                              Gracey Corporation, as amended through May 29, 1996. (Exhibit 10.7 to the Company's
                              Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

                 10.12        Form of Indemnification Agreement entered into with directors and officers. (Exhibit
                              10.8 to the Company's Amendment No. 1 to the Registration Statement on Form S-4, filed
                              October 3, 1997, is hereby incorporated by reference.)

                 10.13        Credit Agreement dated December 31, 1997 among HydroChem Industrial Services, Inc. and
                              NationsBank of Texas, N. A. and financial institutions named in the Credit Agreement.
                              (Exhibit 10.10 to the Company's Form 10-K, filed  March 30, 1998, is hereby incorporated by reference.)

                 10.14        Letter Amendment to Credit Agreement dated March 6, 1998 between HydroChem Industrial
                              Services, Inc. and NationsBank of Texas, N.A.  (Exhibit 10.11 to the Company's Form 10-K,
                              filed  March 30, 1998,  is hereby incorporated by reference.)

                 27.1        Financial Data Schedule (Filed herewith.)


             (b) Reports on Form 8-K
                 None

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 HYDROCHEM INDUSTRIAL SERVICES, INC.


Date: May 14, 1998           By:  /s/ SELBY F. LITTLE, III
                                 ---------------------------------------------

                                 Selby F. Little, III, Executive Vice President
                                          and Chief Financial Officer





                                 HYDROCHEM INTERNATIONAL, INC.


Date: May 14, 1998           By:  /s/ SELBY F. LITTLE, III
                                 ----------------------------------------------

                                 Selby F. Little, III, Executive Vice President
                                          and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                            Description
-------                           -----------

 10.8     Fourth Amendment to Employment Agreement dated April 9, 1998 by and among HydroChem Holding, Inc., HydroChem
          Industrial Services, Inc. and B. Tom Carter, Jr.

 10.9     Secured Promissory Note dated April 9, 1998 from B. Tom Carter, Jr. to HydroChem Industrial Services, Inc.

 10.10    Pledge Agreement dated April 9, 1998 between HydroChem Industrial Services, Inc. and B. Tom Carter, Jr.

 27.1     Financial Data Schedule