Form 10-Q
period 1998-06-30
HYDROCHEM INDUSTRIAL SERVICES INC
filed 1998-08-14
CIK 1044607

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                  FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Quarterly Period ended June 30, 1998


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

                                  Yes X No


  The number of shares of Common Stock of the Registrant, par value of $.01 per per share, outstanding on August 1, 1998 was 100 shares. The Registrant's
       Common Stock is not registered under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.


------------------------------------------------------------------------------

     * HydroChem International, Inc., a direct and wholly owned subsidiary of HydroChem Industrial Services, Inc., is a Co-Registrant. It is incorporated under the laws of the State of Delaware and its I.R.S. Employer Identification Number is 75-2512100.

                              TABLE OF CONTENTS


Part I  Financial Information

      Item 1. Financial Statements

            Consolidated Balance Sheets as of December 31, 1997 and
               June 30, 1998 (unaudited).............................    3

            Consolidated  Statements of Operations for each of the
                three and six month periods
                ended June 30, 1997 and 1998 (unaudited).............    4

            Consolidated Statement of Stockholder's Equity for the six
               month period ended June 30, 1998 (unaudited)..........    5

            Consolidated  Statements  of Cash  Flows  for each of the
                six  month periods ended
                June 30, 1997 and 1998 (unaudited)...................    6

            Notes to Consolidated Financial Statements (unaudited)...    7

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................   10

Part II  Other Information

      Item 6 Exhibits and Reports on Form 8-K.........................  15

Signatures...........................................................   17

Exhibit Index........................................................   18

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)


                                                  December 31,   June 30,
                                                       1997        1998
                                                  ------------   ---------
                                 ASSETS
   Current assets:
      Cash and cash equivalents...................   $33,862      $28,841
      Restricted cash (Note 2)....................     2,858          -
      Receivables, less allowance of $1,280 and
        $961, respectively........................    24,341       28,721
      Inventories.................................     3,863        4,563
      Prepaid expenses and other current assets...     1,791        3,065
      Income taxes receivable.....................       407          312
      Deferred income taxes ......................     1,835        1,582
                                                     -------     --------
         Total current assets.....................    68,957       67,084

   Property and equipment, at cost ...............    63,210       73,262
      Accumulated depreciation....................   (24,872)     (29,010)
                                                     -------     --------
                                                      38,338       44,252

   Intangible assets, net ........................    44,798       43,989
                                                     -------     --------

         Total assets.............................  $152,093     $155,325
                                                    ========     ========

                     LIABILITIES AND STOCKHOLDER'S EQUITY
 Current liabilities:
      Accounts payable............................   $ 4,823      $ 7,551
      Income taxes payable........................        40           24
      Accrued liabilities.........................    11,770       12,245
                                                    --------     --------
         Total current liabilities................    16,633       19,820

   Long-term debt (Note 3)........................   110,000      110,000
   Deferred income taxes .........................     8,753        8,587
   Commitments and contingencies (Note 7)

   Stockholder's equity:
      Common stock, $.01 par value:
         1,000 shares authorized, 100 shares
           outstanding............................         1            1
      Additional paid in-capital..................    16,558       16,558
      Retained earnings...........................       148          359
                                                    --------     --------
         Total stockholder's equity...............    16,707       16,918
                                                    --------     --------

         Total liabilities and stockholder's
           equity.................................  $152,093     $155,325
                                                    ========     ========



                            See accompanying notes.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                       Three months ended      Six months ended
                                            June 30,               June 30,
                                       -------------------     -----------------
                                        1997      1998          1997     1998
                                       ------    ------        ------    -----


Revenue..........................      $42,326   $45,067      $80,714   $85,955
Cost of revenue..................       24,871    28,185       47,790    53,070
                                        ------    ------       ------    ------
   Gross profit..................       17,455    16,882       32,924    32,885

Selling, general and
   administrative expense........       10,863    10,961       21,161    21,748
Depreciation.....................        1,978     2,239        3,889     4,432
                                        -------   -------      -------   ------
   Operating income..............        4,614     3,682        7,874     6,705

Other (income) expense:
   Interest expense, net.........        1,925     2,599        3,787     5,116
   Special charge (Note 5).......           -        300           -        300
   Other expense, net............           19        13           23        16
   Amortization of intangibles...          391       374          779       750
                                        --------  --------     --------  ------

Income before taxes..............        2,279       396        3,285       523

Income tax provision  (Note 4)...        1,091       237        1,538       312
                                        -------   --------     -------   ------

Net income ......................      $ 1,188   $   159      $ 1,747   $   211
                                        =======   ========     =======   ======





















                            See accompanying notes.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARY

                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                (in thousands)



                                              Additional
                                      Common    Paid-in    Retained
                                       Stock    Capital    Earnings     Total
                                       -----    -------    --------     -----

Balance at December 31, 1997.....    $     1    $16,558    $   148    $16,707

   Net income....................          -          -        211        211
                                      ------    -------    -------    -------

Balance at June 30, 1998 ........    $     1    $16,558    $   359    $16,918
                                      ======    =======    =======    =======


































                           See accompanying notes.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                        Six months ended
                                                           June 30,
                                                      -------------------
                                                      1997          1998
                                                      ----          ----
Operating activities:
   Net income ..................................     $1,747       $  211
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation................................      3,889        4,432
    Amortization................................        779          750
    Amortization of deferred financing costs....        288          183
    Deferred income tax expense ................        290           87
    Loss (gain) on sale of property and
     equipment..................................         16          (32)
   Changes in operating assets and liabilities:
    Restricted cash.............................          -        2,858
    Receivables, net............................     (2,863)      (4,380)
    Inventories.................................        (52)        (700)
    Prepaid expenses and other current assets...       (798)      (1,274)
    Income taxes receivable.....................         -            95
    Accounts payable............................        592        2,728
    Income taxes payable........................        783          (16)
    Accrued liabilities.........................      1,536          475
                                                     -------     --------
     Net cash provided by operating activities..      6,207        5,417
                                                     -------     --------

Investing activities:
   Expenditures for property and equipment......     (2,847)     (10,449)
   Proceeds from sale of property and equipment.        170          135
                                                     -------     --------
     Net cash used in investing activities......     (2,677)     (10,314)
                                                     -------     --------

Financing activities:
   Repayments of long-term debt, net............     (2,743)        (124)
                                                      -------    --------
     Net cash used in financing activities......     (2,743)        (124)
                                                     -------     --------

Net increase (decrease) in cash.................        787       (5,021)
Cash at beginning of period.....................        671       33,862
                                                     -------     --------

Cash at end of period...........................     $1,458     $ 28,841
                                                     =======     ========







                            See accompanying notes

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1998



1. Organization and Basis of Presentation

          The consolidated financial statements include the accounts of HydroChem Industrial Services, Inc. ("HydroChem") and its wholly-owned subsidiary, HydroChem International, Inc. ("International"). HydroChem generally conducts business outside the United States through International. (HydroChem and International collectively are referred to as the "Company.") HydroChem is a wholly-owned subsidiary of HydroChem Holding, Inc. ("Holding").

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

          The accompanying unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of the interim periods. Operating results for the three and six month interim periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Amendment No. 1 to Form S-4 and Form 10-K filed with the Securities and Exchange Commission on October 3, 1997 and March 30, 1998, respectively.

2. Restricted Cash

          At December 31, 1997, restricted cash represented security for letters of credit which principally were issued in connection with the Company's property and casualty insurance program. These letters of credit now are secured by the Company's New Credit Facility (see Note 3).

3. Long-term Debt

          On August 4, 1997, HydroChem issued $110,000,000 of its 10 3/8% Senior Subordinated Notes due 2007 (the "Series A Notes") in a private offering pursuant to Rule 144A under the Securities Act of 1933. HydroChem registered a substantially identical series of notes (the "Series B Notes") with the Securities and Exchange Commission and on November 7, 1997 completed an exchange of the Series B Notes for the Series A Notes. The Series B Notes mature on August 1, 2007 and bear interest at 10 3/8% per annum which is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998. The Series B Notes are redeemable at the option of HydroChem, in whole or in part, on or after August 1, 2002 at specified redemption prices. In addition, until August 4, 2000, up to 35% of the Series B Notes are redeemable at the option of HydroChem with the proceeds from one or more equity offerings at a redemption price of 109.375% of the principal amount thereof. International is a guarantor of the Series B Notes.

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

          On December 31, 1997, HydroChem entered into a participating credit agreement with a financial institution for a credit facility (the "New Credit Facility") which provides for unsecured borrowings of up to $25,000,000, subject to borrowing base limitations. The term of the New Credit Facility is three years and any borrowings thereunder bear interest at rates adjusted quarterly. Interest rates are based on (i) a range from LIBOR plus 1.25% to LIBOR plus 2.00%, or, at the discretion of HydroChem,
     (ii) a range from the prime rate to the prime rate plus 0.25%. The specific rate within each range depends upon the Company's operating performance. In addition, a commitment fee of 0.25% per annum is payable quarterly on the unborrowed portion of the New Credit Facility. The New Credit Facility requires the Company to meet certain customary financial ratios and covenants, and generally restricts the Company from pledging its assets. As of June 30, 1998, the Company's borrowing base under the New Credit Facility was $24,388,000 of which $3,250,000 had been drawn in the form of standby letters of credit, principally issued in connection with the Company's property and casualty insurance program. At June 30, 1998, there were no other borrowings under the New Credit Facility. Also at such date, HydroChem had available unused borrowings of $21,138,000 (see Note 2).

          In connection with the Company's new headquarters and operating facilities currently under construction in the Houston, Texas area, HydroChem entered into a loan agreement with a financial institution (the "Construction Loan Agreement") on July 17, 1998. The Construction Loan Agreement provides for an interim financing construction loan of up to $7,500,000 which, under certain conditions and at the option of HydroChem, is convertible to a term loan. The loans are collateralized by first priority liens on the land and improvements being constructed. The construction loan matures on the earlier of July 14, 1999 or, if converted, on the date of conversion to the term loan and requires quarterly payments of interest. Interest rates on the construction loan are at the lender's commercial loan rate less 0.50%. If converted, the resulting term loan matures on June 30, 2006 and requires quarterly payments of principal and interest. Interest rates on the term loan will be at LIBOR plus 1.75% adjusted quarterly. On July 17, 1998, HydroChem entered into an interest rate protection agreement with the same financial institution (the "Interest Rate Swap"). Under the Interest Rate Swap, the Company's effective fixed borrowing rate for the term loan will be 7.79%. The Construction Loan Agreement requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from transferring or pledging the facility's assets. Subsequent to June 30, 1998, HydroChem has borrowed $3,187,000 under the Construction Loan Agreement.

4. Income Taxes

          The Company files a consolidated tax return with Holding. The Company's effective income tax rate differs from the federal statutory income tax rate primarily due to nondeductible permanent differences and state income taxes.

5. Special Charge

          On March 20, 1998, HydroChem signed a letter of intent to acquire all the outstanding capital stock of an industrial cleaning company for a purchase price of approximately $34,000,000 ($30,000,000 in cash and $4,000,000 in promissory notes). The parties were unable to agree on the terms of a definitive agreement and, as a result, have terminated negotiations. HydroChem incurred $300,000 of expenses relating to legal, accounting and other services which were provided in connection with negotiation and due diligence efforts. These expenses have been recorded as a special charge for the three months ended June 30, 1998.

6. Summary Financial Information

          Summary financial information for International as consolidated with HydroChem is as follows (in thousands):

                                          As of          As of
                                       December 31,    June 30,
                                          1997           1998
                                     ---------------  -----------
      Current assets...................    $ 1,623      $ 1,381
      Noncurrent assets................        127          112
      Current liabilities..............        131           77
      Noncurrent liabilities...........         -             -

                               Three months ended      Six months ended
                                     June 30,               June 30,
                               --------------------    -------------------
                                 1997         1998         1997      1998
                               --------     --------     -------   ------
      Revenue..............      $1,079      $1,051       $1,549    $1,618
      Gross profit.........         482         329          692       537
      Net income (loss)....          23        (143)         (17)     (204)

7. Commitments and Contingencies

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

          Beginning in September 1998, the Company plans to consolidate certain facilities into one facility currently under construction in the Houston, Texas area. Estimated land acquisition and construction costs for this facility are approximately $9,400,000. HydroChem has entered into a construction loan, convertible under certain conditions to a term loan, with a financial institution for $7,500,000 of this amount (see Note 3).

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

     This Form 10-Q contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words "believe," "anticipate," "estimate," "expect," "intend," and similar expressions are intended to identify forward- looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding sections included in the Company's Amendment No. 1 to Form S-4 and Form 10-K filed with the Securities and Exchange Commission on October 3, 1997 and March 30, 1998, respectively. The Forms S-4 and 10-K also include the Company's Consolidated Financial Statements and the Notes thereto for certain prior periods, as well as other relevant financial and operating information.

Results of Operations

     The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations, expressed as a percentage of revenue. There can be no assurance that the trends in operating results will continue in the future.

                                    Three months ended     Six months ended
                                         June 30,              June 30,
                                   ---------------------   ---------------------
                                        1997       1998       1997       1998
                                       ------     ------     ------     ------

      Revenue....................        100.0%    100.0%     100.0%     100.0%
      Cost of revenue............         58.8      62.5       59.2       61.7
                                        ------    ------      -----     ------
         Gross profit............         41.2      37.5       40.8       38.3
      SG&A expense...............         25.6      24.3       26.2       25.3
      Depreciation...............          4.7       5.0        4.8        5.2
                                       -------   -------     ------    -------
         Operating income........         10.9       8.2        9.8        7.8
      Other (income) expense:
         Interest expense, net...          4.6       5.8        4.7        6.0
         Special charge..........          -         0.7        -          0.3
         Other (income) expense, net       -         -          -           -
         Amortization of intangibles       0.9       0.8        1.0        0.9
                                       -------   -------    -------    -------
      Income before taxes........          5.4       0.9        4.1        0.6
              Income tax provision         2.6       0.5        1.9        0.4
                                       -------   -------    -------    -------
      Net income ................          2.8%      0.4%       2.2%       0.2%
                                       =======   =======    =======    =======

      EBITDA(1)..................         15.6%     13.1%      14.6%      13.0%
                                        ======    ======     ======    =======

------------


(1) EBITDA for any relevant period presented above represents income before taxes plus interest expense, depreciation, amortization, and other income and expense (including a special charge of $300,000 in the three months ended June 30, 1998. EBITDA should not be construed as a substitute for operating income, as an indicator of liquidity or as a substitute for net cash provided by operating activities, which are determined in accordance with generally accepted accounting principals. EBITDA is included because management believes it to be a useful tool for analyzing operating performance; leverage, liquidity, and a company's ability to service debt.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997
-----------------------------------------------------------------------------

     Revenue. Revenue increased $2.7 million, or 6.5%, to $45.1 million for the three months ended June 30, 1998 from $42.3 million in the prior year period. The increase principally resulted from an increase in hydroblasting revenue of $2.4 million, or 12.5%, from $19.2 million to $21.6 million; an increase in industrial vacuuming revenue of $975,000, or 23.2%, from $4.2 million to $5.2 million; and an increase in chemical cleaning revenue of $341,000, or 2.2%, from $15.8 million to $16.1 million. Partially offsetting these increases, revenue from all other services decreased by $977,000, or 30.9% from $3.1 million to $2.2 million. Hydroblasting revenue increased primarily due to the implementation of sole source provider arrangements with certain existing customers and a small number of large projects with other customers. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 1997 and 1998. The increase in chemical cleaning revenue was primarily caused by a small number of projects in the current year period, while the decrease in other services primarily resulted from decreased pipeline cleaning.

     Gross profit. Gross profit decreased $573,000, or 3.3%, to $16.9 million in 1998 from $17.5 million in the prior year period. Gross profit margins decreased from 41.2% to 37.5%. Cost of revenue increased $3.3 million, or 13.3%, to $28.2 million for 1998 from $24.9 million in the prior year period primarily due to the revenue increases described above and increased direct compensation costs.

     SG&A expense. SG&A expense as a percentage of revenue decreased to 24.3% in 1998 from 25.6% in the prior year period, while SG&A expense increased $98,000, or 0.9%, to $11.0 million in 1998 from $10.9 million in the prior year period. This increase primarily resulted from increases in compensation expense which was partially offset by decreased insurance expense.

     EBITDA. Decreased gross profit and increased SG&A expense resulted in EBITDA of $5.9 million in 1998, a decrease of $671,000, or 10.2%, from the prior year period. As a percentage of revenue, EBITDA decreased to 13.1% in 1998, compared to 15.6% in the prior year period.

     Depreciation. Depreciation expense increased $261,000, or 13.2%, to $2.2 million in 1998 from $2.0 million in the prior year period and was 5.0% and 4.7% of revenue, respectively. The increase in depreciation expense principally resulted from increased capital expenditures for vacuum trucks and other operating equipment.

     Operating income. Decreased gross profit, and increased SG&A and depreciation expense, resulted in a decrease in operating income of $932,000, or 20.2%, to $3.7 million in 1998 from $4.6 million in the prior year period. As a percentage of revenue, operating income decreased to 8.2% in 1998, compared to 10.9% in the prior year period.

     Interest expense, net. Net interest expense increased $674,000, or 35.0%, to $2.6 million in 1998 from $1.9 million in the prior year period. Increased interest expense resulted from an increase in debt due to the issuance in August 1997 of $110.0 million of HydroChem's 10 3/8% Senior Subordinated Notes due 2007, which was partially offset by increased interest income earned on higher invested cash balances.

     Special charge. The Company incurred $300,000 of expense in the current period related to a terminated acquisition. (See Note 5 of Notes to Consolidated Financial Statements).

     Amortization. Amortization expense of $374,000 in 1998 was relatively unchanged from $391,000 in the prior year period.

     Income before taxes. For the reasons described above, income before taxes decreased $1.9 million, or 82.6%, to $396,000 in 1998 from $2.3 million in the prior year period. As a percentage of revenue, income before taxes was 0.9% in 1998, compared to 5.4% in the prior year period.

     Income tax provision. The effective tax rate increased to 59.8% of income before taxes in 1998 from 47.9% in the prior year period. This increase principally resulted from proportionately higher nondeductible permanent differences in 1998 than in the prior year period.

     Net income. For the reasons described above, net income decreased $1.0 million, or 86.6% to $159,000 in 1998 from $1.2 million in the prior year period.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997
-------------------------------------------------------------------------

     Revenue. Revenue increased $5.2 million, or 6.5%, to $85.9 million for the six months ended June 30, 1998 from $80.7 million in the prior year period. The increase principally resulted from an increase in hydroblasting revenue of $4.5 million, or 11.4%, from $39.2 million to $43.6 million; and an increase in industrial vacuuming revenue of $2.7 million, or 35.1%, from $7.7 million to $10.5 million. These increases were partially offset by a decrease in chemical cleaning revenue of $337,000, or 1.2%, from $28.5 million to $28.2 million; and, a decrease in revenue from all other services of $1.6 million, or 30.2% from $5.3 million to $3.7 million. Hydroblasting revenue increased primarily due to the implementation of sole source provider arrangements with certain existing customers and a small number of large projects with other customers. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 1997 and 1998. The decrease in chemical cleaning revenue was primarily caused by a small number of projects in the prior year period which did not recur, while the decrease in other services primarily resulted from decreased pipeline cleaning.

     Gross profit. Gross profit was relatively unchanged from $32.9 million in the prior year period. Gross profit margins decreased from 40.8% to 38.3%. Cost of revenue increased $5.3 million, or 11.0%, to $53.1 million for 1998 from $47.8 million in the prior year period primarily due to the revenue increases described above and increased direct compensation costs.

     SG&A expense. SG&A expense as a percentage of revenue decreased to 25.3% in 1998 from 26.2% in the prior year period, while SG&A expense increased $587,000, or 2.8%, to $21.7 million in 1998 from $21.2 million in the prior year period. This increase primarily resulted from increases in compensation expense which was partially offset by decreased insurance expense.

     EBITDA. Decreased gross profit and increased SG&A expense resulted in EBITDA of $11.1 million in 1998, a decrease of $626,000, or 4.7%, from the prior year period. As a percentage of revenue, EBITDA decreased to 13.0% in 1998, compared to 14.6% in the prior year period.

     Depreciation. Depreciation expense increased $543,000, or 14.0%, to $4.4 million in 1998 from $3.9 million in the prior year period and was 5.2% and 4.8% of revenue, respectively. The increase in depreciation expense principally resulted from increased capital expenditures for vacuum trucks and other operating equipment.

     Operating income. Decreased gross profit and increased SG&A and depreciation expense, resulted in a decrease in operating income of $1.2 million, or 14.8%, to $6.7 million in 1998 from $7.9 million in the prior year period. As a percentage of revenue, operating income decreased to 7.8% in 1998, compared to 9.8% in the prior year period.

     Interest expense, net. Net interest expense increased $1.3 million, or 35.1%, to $5.1 million in 1998 from $3.8 million in the prior year period. Increased interest expense resulted from an increase in debt due to the issuance in August 1997 of $110.0 million of HydroChem's 10 3/8% Senior Subordinated Notes due 2007 which was partially offset by increased interest income earned on higher invested cash balances.

     Special charge. The Company incurred $300,000 of expense in the current period related to a terminated acquisition. (See Note 5 of Notes to Consolidated Financial Statements.)

     Amortization. Amortization expense of $750,000 in 1998 was relatively unchanged from $779,000 in the prior year period.

     Income before taxes. For the reasons described above, income before taxes decreased $2.8 million, or 84.1%, to $523,000 in 1998 from $3.3 million in the prior year period. As a percentage of revenue, income before taxes was 0.6% in 1998, compared to 4.1% in the prior year period.

     Income tax provision. The effective tax rate increased to 59.6% of income before taxes in 1998 from 46.8% in the prior year period. This increase principally resulted from proportionately higher nondeductible permanent differences in 1998 than in the prior year period.

     Net income. For the reasons described above, net income decreased $1.5 million, or 87.9% to $211,000 in 1998 from $1.7 million in the prior year period.

Liquidity and Capital Resources

     The Company principally has financed its operations through net cash provided by operating activities, existing cash balances, available credit facilities and capital contributions from Holding. In August 1997, HydroChem issued $110.0 million of its 10 3/8% Senior Subordinated Notes due 2007 (the "Series A Notes") in a private offering pursuant to Rule 144A under the Securities Act of 1933. HydroChem registered a substantially identical series of notes (the "Series B Notes") with the Securities and Exchange Commission and on November 7, 1997, completed an exchange of the Series B Notes for the Series A Notes. The Series B Notes mature on August 1, 2007 and bear interest at 10 3/8% per annum which is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998. The Series B Notes are redeemable at the option of HydroChem, in whole or in part, on or after August 1, 2002 at specified redemption prices. In addition, until August 4, 2000, up to 35% of the Series B Notes are redeemable at the option of HydroChem with the proceeds from one or more equity offerings at a redemption price of 109.375% of the principal amount thereof. A portion of the net proceeds from the sale of the Series A Notes was used to repay indebtedness, accrued interest and fees under the Company's existing senior debt ($45.7 million) and subordinated debt ($18.7 million). In addition, $8.5 million was used to fund a dividend to Holding which Holding used to discharge accrued interest on its indebtedness and accrued dividends on its preferred stock. The remaining proceeds have been invested in commercial paper and other interest bearing deposits with short-term maturities. These funds are intended to be used for general corporate purposes, including expanding the Company's industrial vacuuming and other business lines through expenditures for property and equipment, increasing the Company's marketing and sales efforts, and funding potential acquisitions.

     On December 31, 1997, HydroChem entered into a credit agreement with a financial institution (the "New Credit Facility") which provides for unsecured borrowings of up to $25 million, subject to borrowing base limitations. The term of the New Credit Facility is three years, and any borrowings thereunder bear interest at rates adjusted quarterly. Interest rates are based on (i) a range from LIBOR plus 1.25% to LIBOR plus 2.00%, or, at the discretion of HydroChem,
(ii) a range from the prime rate to the prime rate plus 0.25%. The specific rate within each range depends on the Company's operating performance. In addition, a commitment fee of 0.25% per annum is payable quarterly on the unborrowed portion of the New Credit Facility. The New Credit Facility requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from pledging its assets. As of June 30, 1998, the Company's borrowing base under the New Credit Facility was $23.5 million of which $3.2 million had been drawn in the form of standby letters of credit principally issued in connection with the Company's property and casualty insurance program. At June 30, 1998, there were no other borrowings under the New Credit Facility. Also at such date, HydroChem had available unused borrowings of $20.3 million.

     In connection with the Company's new headquarters and operating facilities currently under construction in the Houston, Texas area, HydroChem entered into a loan agreement with a financial institution (the "Construction Loan Agreement") on July 17, 1998. The Construction Loan Agreement provides for an interim financing construction loan of up to $7.5 million which, under certain conditions and at the option of HydroChem, is convertible to a term loan. The loans are collateralized by first priority liens on the land and improvements being constructed. The construction loan matures the earlier of July 14, 1999 or, if converted, on the date of conversion to the term loan and requires quarterly payments of interest. Interest rates on the construction loan are at the lender's commercial loan rate less 0.50%. If converted, the resulting term loan matures on June 30, 2006 and requires quarterly payments of principal and interest. Interest rates on the term loan will be at LIBOR plus 1.75% adjusted quarterly. On July 17, 1998, HydroChem entered into an interest rate protection agreement with the same financial institution (the "Interest Rate Swap"). Under the Interest Rate Swap, the Company's effective fixed borrowing rate for the term loan will be 7.79%. The Construction Loan Agreement requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from transferring or pledging the facility's assets. Subsequent to June 30, 1998, the Company has borrowed $3.2 million under the Construction Loan Agreement.

     For the six months ended June 30, 1998, the Company used net cash of $4.9 million for operating and investing activities, which consisted of $5.4 million provided by operating activities and $10.3 million used in investing activities. For the six months ended June 30, 1997, $3.5 million of net cash was provided by operating and investing activities, which consisted of $6.2 million provided by operating activities and $2.7 million used in investing activities. Investing activities for both periods consisted primarily of expenditures for property and equipment.

     Expenditures for property and equipment for the six months ended June 30, 1998 were $10.4 million. Of this amount, $3.0 million was used for vacuum truck purchases, $2.7 million for purchases of other operating property and equipment, and $4.7 million for the purchase of land and construction of a new facility in the Houston, Texas area. Funds expended for the new headquarters and operating facility consisted of $1.1 million for the purchase of land and $3.6 million for related construction costs. Construction costs for the new facility are estimated to be approximately $8.3 million. HydroChem has entered into a construction loan, convertible under certain conditions to a term loan, with a financial institution for $7.5 million of this amount.

     Management believes that cash and cash equivalents at June 30, 1998 and net cash expected to be provided by operating activities and borrowings, if necessary, under the New Credit Facility, and the construction loan and related term loan will be sufficient to meet its cash requirements for operations and expenditures for property and equipment for the next twelve months and the foreseeable future thereafter. (See Notes 2 and 3 of Notes to the Consolidated Financial Statements.)

Terminated Acquisition

     On March 20, 1998, HydroChem signed a letter of intent to acquire all the outstanding capital stock of an industrial cleaning company for a purchase price of approximately $34.0 million ($30.0 million in cash and $4.0 million in promissory notes). The parties were unable to agree on terms of a definitive agreement and, as a result, have terminated negotiations. HydroChem incurred $300,000 of expenses relating to legal, accounting and other related services which were provided in connection with negotiation and due diligence efforts. These expenses have been recorded as a special charge for the three months ended June 30, 1998. (See Note 5 of Notes to the Consolidated Financial Statements.)

Impact of Year 2000

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain of the Company's computer programs and hardware have date-sensitive software which may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of certain day-to-day accounting operations. The Company has acquired new software and hardware and is currently in the implementation phase to resolve this issue by year end 1998. The Company estimates the costs of the new software and hardware to be approximately $1.7 million. Although there can be no assurance, the Company does not anticipate that any foreseeable problems would have a material adverse impact on the Company.

Part II.  Other Information

   Item 6 Exhibits and Reports on Form 8-K
          (a)Exhibits

            Exhibit
            Number   Description

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

               10.5 Employment  Offer Letter  dated June 3, 1996 from  HydroChem
                    Industrial Services,  Inc. to Selby F. Little, III. (Exhibit
                    10.6 to the Company's Registration Statement on Form S- 4, filed August 25, 1997, is hereby incorporated by reference.)

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

              10.15 Loan  agreement  dated  July  17,  1998  between   HydroChem
                    Industrial Services, Inc and Bank One, Texas, National Association. (Filed herewith.)

              10.16 International   Swap  Dealers   Association,   Inc.   Master
                    Agreement and Schedule dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas, National Association. (Filed herewith.)

              27.1  Financial Data Schedule.  (Filed herewith.)

          (b) Reports on Form 8-K
              None

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HYDROCHEM INDUSTRIAL SERVICES, INC.


   Date: August 14, 1998            By:    /S/ Selby F. Little, III
                                          -------------------------
                                          Selby F. Little, III,
                                          Executive Vice President
                                          and Chief Financial Officer






                                    HYDROCHEM INTERNATIONAL, INC.


   Date: August 14, 1998            By:    /S/ Selby F. Little, III
                                          -------------------------
                                          Selby F. Little, III,
                                          Executive Vice President
                                          and Chief Financial Officer

                                  EXHIBIT INDEX




              10.15 Loan  agreement  dated  July  17,  1998  between   HydroChem
                    Industrial Services, Inc and Bank One, Texas, National Association.

              10.16 International   Swap  Dealers   Association,   Inc.   Master
                    Agreement and Schedule dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas, National Association.

              27.1  Financial Data Schedule.