Form 10-Q
period 1998-09-30
HYDROCHEM INDUSTRIAL SERVICES INC
filed 1998-11-17
CIK 1044607

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                  FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Quarterly Period ended September 30, 1998


                       Commission File Number 333-34323


                   HYDROCHEM INDUSTRIAL SERVICES, INC. (*)
            (Exact name of registrant as specified in its charter)


                    Delaware                           75-2503906
            (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)       Identification Number)

                    900 Georgia Avenue
                     Deer Park, Texas                       77536
             (Address of principal executive offices)     (Zip Code)

                                 (713) 393-5600
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
       during the preceding 12 months (or for such shorter period that the
         Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No


  The number of shares of Common Stock of the Registrant, par value of $.01 per per share, outstanding on November 1, 1998 was 100 shares. The Registrant's
       Common Stock is not registered under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.


------------------------------------------------------------------------------

     * HydroChem International, Inc., a direct and wholly owned subsidiary of HydroChem Industrial Services, Inc., is a Co-Registrant. It is incorporated under the laws of the State of Delaware and its I.R.S. Employer Identification Number is 75-2512100.

                              TABLE OF CONTENTS


Part I. Financial Information

      Item 1. Financial Statements

            Consolidated Balance Sheets as of December 31, 1997 and
               September 30, 1998 (unaudited)........................    3

            Consolidated Statements of Operations for each of the three and nine month periods ended September 30, 1997 and 1998 (unaudited)4

            Consolidated Statement of Stockholder's Equity for the nine
               month period ended September 30, 1998 (unaudited).....    5

            Consolidated  Statements  of Cash  Flows for each of the nine  month periods ended September 30, 1997 and 1998 (unaudited)6

            Notes to Consolidated Financial Statements (unaudited)...    7

      Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...........................   10

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K....................   16

Signatures...........................................................   19

Exhibit Index........................................................   20

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)



                                                     December 31,  September 30,
                                                         1997           1998
                                                     ------------  ------------
                                ASSETS
   Current assets:
      Cash and cash equivalents...................      $ 33,862      $29,358
      Restricted cash (Note 2)....................         2,858          273
      Receivables, less allowance of
          $1,280 and $1,074, respectively.........        24,341       25,435
      Inventories.................................         3,863        4,514
      Prepaid expenses and other current assets...         1,791        2,637
      Income taxes receivable.....................           407          312
      Deferred income taxes ......................         1,835        1,620
         Total current assets.....................        68,957       64,149

   Property and equipment, at cost ...............        63,210       77,886
      Accumulated depreciation....................       (24,872)     (31,184)
                                                         -------      -------
                                                          38,338       46,702

   Intangible assets, net ........................        44,798       43,568
                                                         -------      -------

         Total assets.............................      $152,093     $154,419
                                                         =======      =======

                     LIABILITIES AND STOCKHOLDER'S EQUITY
 Current liabilities:
      Accounts payable............................      $  4,823      $ 5,975
      Income taxes payable........................            40          -
      Accrued liabilities.........................        11,770        9,942
                                                         -------      -------
         Total current liabilities................        16,633       15,917

   Long-term debt (Note 3)........................       110,000      115,014
   Deferred income taxes .........................         8,753        8,291
   Commitments and contingencies (Note 7)

   Stockholder's equity:
      Common stock, $.01 par value:
         1,000 shares authorized, 100 shares
          outstanding.............................             1            1
      Additional paid-in capital..................        16,558       16,558
      Retained earnings (deficit).................           148       (1,362)
                                                         -------      -------
         Total stockholder's equity...............        16,707       15,197
                                                         -------      -------

         Total liabilities and stockholder's equity     $152,093     $154,419
                                                         =======      =======

                            See accompanying notes.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                     Three months ended       Nine months ended
                                         September 30,           September 30,
                                     ------------------       -----------------
                                        1997      1998         1997       1998
                                        ----      ----         ----       ----
Revenue..........................      $40,030   $40,509    $120,744  $126,464
Cost of revenue..................       23,687    25,632      71,477    78,702
                                        ------    ------     -------   -------
   Gross profit..................       16,343    14,877      49,267    47,762

Selling, general and administrative
      expense....................       11,128    11,799      32,289    33,547
Depreciation.....................        2,094     2,296       5,983     6,728
                                        ------    ------     -------   -------
   Operating income..............        3,121       782      10,995     7,487

Other (income) expense:
   Interest expense, net.........        2,374     2,626       6,161     7,742
   Special charge (Note 5).......           -        -            -        300
   Other (income) expense, net...          (17)     (142)          6      (126)
   Amortization of intangibles...          376       375       1,155     1,125
                                        -------   ------     -------   -------

Income (loss) before taxes and
   extraordinary item............          388    (2,077)      3,673    (1,554)

Income tax provision (benefit)  (Note 4)   347      (356)      1,885       (44)
                                        ------    ------     -------   -------

Income (loss) before extraordinary item     41    (1,721)      1,788    (1,510)

   Extraordinary loss on early
      extinguishment of debt,
      net of taxes (Note 3)......        2,342        -        2,342        -
                                        ------    ------     -------   -------

Net loss ........................     $ (2,301)  $(1,721)  $    (554) $ (1,510)
                                        ======    ======     =======   =======














                            See accompanying notes.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARY

                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                (in thousands)


                                              Additional  Retained
                                     Common    Paid-in    Earnings
                                     Stock     Capital    (Deficit)     Total
                                     -------  ----------  ---------   --------
Balance at December 31, 1997.....    $     1   $16,558    $   148     $16,707

   Net loss......................         -         -      (1,510)     (1,510)
                                      ------    ------     ------      ------

Balance at September 30, 1998 ...    $     1   $16,558    $(1,362)    $15,197
                                      ======    ======     ======      ======


































                           See accompanying notes.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                          Nine months ended
                                                              September 30
                                                      --------------------------
                                                         1997             1998
                                                      ---------         --------
Operating activities:
   Net loss.....................................         $ (554)        $(1,510)
   Adjustments to reconcile net loss
      to net cash provided by operating activities:
      Depreciation..............................          5,983           6,728
      Amortization..............................          1,155           1,125
      Amortization of deferred financing costs..            395             230
      Write-off of deferred financing costs.....          3,178              -
      Deferred income tax expense...............            (72)           (247)
      Loss (gain) on sale of property and equipment          26             (58)
   Changes in operating assets and liabilities:
      Restricted cash...........................             -            2,585
      Receivables, net..........................         (2,062)         (1,094)
      Inventories...............................           (306)           (651)
      Prepaid expenses and other current assets.           (852)           (846)
      Income taxes receivable...................             -               95
      Accounts payable..........................           (155)          1,152
      Income taxes payable......................            (12)            (40)
      Accrued liabilities.......................            649          (1,828)
                                                        -------          ------
         Net cash provided by operating activities        7,373           5,641
                                                        -------          ------

Investing activities:
   Expenditures for property and equipment......         (7,429)        (15,278)
   Proceeds from sale of property and equipment.            238             244
                                                        -------          ------
         Net cash used in investing activities..         (7,191)        (15,034)

Financing activities:
   Proceeds from issuance of senior subordinated notes,
      net of offering costs.....................        106,832             -
   Proceeds from (repayments of) long-term
      debt, net.................................        (68,325)          4,889
   Dividend to parent...........................         (8,540)            -
                                                        -------          ------
         Net cash provided by financing activities       29,967           4,889
                                                        -------          ------

Net increase (decrease) in cash.................         30,149          (4,504)
Cash at beginning of period.....................            671          33,862
                                                        -------          ------

Cash at end of period...........................       $ 30,820        $ 29,358
                                                        =======          ======



                            See accompanying notes.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998



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

      The accompanying unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of the interim periods. Operating results for the three and nine month interim periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998.

2. Restricted Cash

      At December 31, 1997, restricted cash represented security for letters of credit which principally were issued in connection with the Company's property and casualty insurance program. These letters of credit now are secured by the Credit Facility (as defined in Note 3). At September 30, 1998, restricted cash represented security for a letter of credit issued in connection with an international project.

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

      On December 31, 1997, HydroChem entered into a participating credit agreement with a financial institution for a credit facility (the "Credit Facility") which provides for unsecured borrowings of up to $25,000,000, subject to borrowing base limitations. The term of the Credit Facility is three years and any borrowings thereunder bear interest at rates adjusted quarterly. Interest rates are based on (i) a range from LIBOR plus 1.50% to LIBOR plus 2.50%, or, at the discretion of HydroChem, (ii) a range from the prime rate to the prime rate plus 0.75%. In addition, a commitment fee of 0.25% to 0.50% per annum is payable quarterly on the unborrowed portion of the Credit Facility. The specific rate within each range depends upon the Company's operating performance. The Credit Facility requires the Company to meet certain customary financial ratios and covenants, and generally restricts the Company from pledging its assets. Effective September 30, 1998, the credit agreement was amended to modify, among other things, certain of these ratios and covenants. As of September 30, 1998, HydroChem's borrowing base under the Credit Facility was $18,561,000 of which $3,250,000 had been drawn in the form of standby letters of credit, principally issued in connection with the Company's property and casualty insurance program. At September 30, 1998, there were no other borrowings under the Credit Facility and HydroChem had available unused borrowings of $15,311,000.

      In connection with the Company's new headquarters and operating facilities in the Houston, Texas area, HydroChem entered into a loan agreement with a financial institution (the "Construction Loan Agreement") on July 17, 1998. The Construction Loan Agreement provides for an interim financing construction loan of up to $7,500,000 which, under certain conditions and at the option of HydroChem, is convertible to a term loan. The loans are collateralized by first priority liens on the land and improvements. The construction loan matures on the earlier of July 14, 1999 or, if converted, on the date of conversion to the term loan and requires quarterly payments of interest. Interest rates on the construction loan are at the lender's commercial loan rate less 0.50%. If converted, the resulting term loan matures on September 30, 2006 and requires quarterly payments of principal and interest. Interest rates on the term loan will be at LIBOR plus 1.75% adjusted quarterly. On July 17, 1998, HydroChem also entered into an interest rate protection agreement with the same financial institution (the "Interest Rate Swap"). Under the Interest Rate Swap, HydroChem's effective fixed borrowing rate for the term loan will be 7.79%. The Construction Loan Agreement requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from transferring or pledging the facility's assets. At September 30, 1998, HydroChem had borrowed $5,014,000 under the Construction Loan Agreement.

4. Income Taxes

      The Company files a consolidated tax return with Holding. The Company's effective income tax rate differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and a change in deferred tax asset valuation.

5. Special Charge

      On March 20, 1998, HydroChem signed a letter of intent to acquire all the outstanding capital stock of an industrial cleaning company for a purchase price of approximately $34,000,000 ($30,000,000 in cash and


   $4,000,000 in promissory notes). The parties were unable to agree on the terms of a definitive agreement and, as a result, terminated negotiations. HydroChem incurred $300,000 of expenses consisting of legal, accounting and other services which were provided in connection with related negotiation and due diligence efforts. These expenses were recorded as a special charge for the three months ended June 30, 1998.

6. Summary Financial Information

      Summary financial information for International as consolidated with HydroChem is as follows (in thousands):

                                               As of             As of
                                              December 31,     September 30,
                                                 1997               1998
                                             -------------   ---------------
      Current assets...................       $ 1,623         $ 1,456
      Noncurrent assets................           127             108
      Current liabilities..............           131             148
      Noncurrent liabilities...........           -               -

                                  Three months ended      Nine months ended
                                     September 30,           September 30,
                                  ------------------------------------------
                                   1997       1998         1997        1998
                                  ------     ------       ------      ------
      Revenue..............       $ 567      $1,075       $2,116      $2,693
      Gross profit.........         208         296          900         833
      Net loss.............         (61)         (2)         (78)       (206)

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

      The Company has started to consolidate certain facilities into one facility in the Houston, Texas area. Estimated land acquisition and construction costs for this facility are approximately $9,400,000. HydroChem has entered into the Construction Loan Agreement for $7,500,000 of this amount (see Note 3).

8. Pending Acquisition

      HydroChem entered into an Amended and Restated Asset Purchase Agreement dated as of September 8, 1998 to acquire all of the operating assets of Valley Systems of Ohio, Inc. and Valley Systems, Inc. (collectively "Valley") for approximately $29,801,000 plus the assumption of Valley's bank debt and certain other liabilities. The transaction is subject to (i) completing schedules to the definitive agreement, (ii) completing due diligence, and
   (iii) obtaining regulatory and Valley stockholder approval. HydroChem intends to fund the purchase price through a combination of its available cash and additional borrowings under the Credit Facility. It is anticipated that the acquisition, if successful, will be completed early in the first quarter of 1999.

9. Subsequent Event

      Subsequent to September 30, 1998, the Company began to implement a cost reduction program which includes, among other things, a reduction in work force. The Company expects to incur severance and other costs in the amount of $400,000 to $500,000 related to these actions. These expenses will be recorded as a special charge for the three months ending December 31, 1998. The Company does not expect to realize the favorable financial effects that these cost reduction actions will have upon cost of revenue and selling, general and administrative expense earlier than the first quarter of 1999.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

   This Form 10-Q contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words "believe," "anticipate," "estimate," "expect," "intend," and similar expressions are intended to identify forwardlooking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

   For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding sections included in the Company's Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998. The Form 10-K also includes the Company's Consolidated Financial Statements and the Notes thereto for certain prior periods, as well as other relevant financial and operating information.

Results of Operations

   The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations, expressed as a percentage of revenue. There can be no assurance that the trends in operating results will continue in the future.

                                       Three months ended    Nine months ended
                                          September 30,        September 30,
                                        ----------------     ---------------
                                         1997      1998       1997     1998
                                        ------    ------     ------   ------
      Revenue....................        100.0%    100.0%     100.0%   100.0%
      Cost of revenue............         59.2      63.3       59.2     62.2
                                        ------    ------     ------   ------
         Gross profit............         40.8      36.7       40.8     37.8
      SG&A expense...............         27.8      29.1       26.7     26.5
      Depreciation...............          5.2       5.7        5.0      5.3
                                        ------    ------     ------   ------
         Operating income........          7.8       1.9        9.1      6.0
      Other (income) expense:
         Interest expense, net...          5.9       6.5        5.1      6.1
         Special charge..........          -         -          -        0.2
         Other expense, net......          -        (0.3)       -         -
         Amortization of intangibles       0.9       0.9        1.0      0.9
                                        ------    ------     ------   ------
      Income (loss) before taxes and
         Extraordinary item......          1.0      (5.2)       3.0     (1.2)
      Income tax provision (benefit)       0.9      (0.9)       1.5       -
                                        ------    ------     ------   ------
      Income (loss) before extraordinary
         item ...................          0.1%     (4.3)%      1.5%   ( 1.2)%
                                        ======    ======     ======   ======

      EBITDA(1)..................         13.0%      7.6%      14.1%    11.3 %
                                        ======   =======     ======   ======

------------

(1) EBITDA for any relevant period presented above represents income before taxes plus interest expense, depreciation, amortization, and other income and expense (including a special charge of $300,000 for the nine months ended September 30, 1998.) EBITDA should not be construed as a substitute for operating income, as an indicator of liquidity or as a substitute for net cash provided by operating activities, which are determined in accordance with generally accepted accounting principals. EBITDA is included because management believes it to be a useful tool for analyzing operating performance; leverage, liquidity, and a company's ability to service debt.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

   Revenue. Revenue increased $479,000, or 1.2%, to $40.5 million for the three months ended September 30, 1998 from $40.0 million in the prior year period. The increase principally resulted from an increase in industrial vacuuming revenue of $2.3 million, or 51.8%, from $4.5 million to $6.8 million and an increase in other services revenue of $1.4 million, or 53.2%, from $2.6 million to $3.9 million. These increases were partially offset by a decrease in hydroblasting revenue of $2.7 million, or 12.5%, from $21.3 million to $18.7 million, and a decrease in chemical cleaning revenue of $531,000, or 4.6%, from $11.6 million to $11.1 million. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by HydroChem in 1997 and 1998. The increase in other services revenue principally resulted from mechanical services projects, which the Company began performing in April 1998. Hydroblasting revenue decreased primarily as a result of certain large projects in the prior year which did not recur.

   Gross profit. Gross profit decreased $1.5 million, or 9.0%, to $14.9 million in 1998 from $16.3 million in the prior year period. Gross profit margins decreased from 40.8% to 36.7%. Cost of revenue increased $1.9 million, or 8.2%, to $25.6 million for 1998 from $23.7 million in the prior year period primarily due to the revenue increases described above and increased direct compensation costs. Subsequent to September 30, 1998, the Company began to implement a cost reduction program which includes, among other things, a reduction in work force. (See Note 9 of Notes to Consolidated Financial Statements.)

   SG&A expense. SG&A expense increased $671,000, or 6.0%, to $11.8 million in 1998 from $11.1 million in the prior year period. SG&A expense as a percentage of revenue increased to 29.1% in 1998 from 27.8% in the prior year period. This increase primarily resulted from increases in compensation expense and bad debt expense which was partially offset by decreased insurance expense. (See Note 9 of Notes to Consolidated Financial Statements.)

   EBITDA. Decreased gross profit and increased SG&A expense resulted in a $2.1 million, or 41.0% decrease in EBITDA to $3.1 million in 1998 from $5.2 million in the prior year period. As a percentage of revenue, EBITDA decreased to 7.6% in 1998, compared to 13.0% in the prior year period.

   Depreciation. Depreciation expense increased $202,000, or 9.6%, to $2.3 million in 1998 from $2.1 million in the prior year period and was 5.7% and 5.2% of revenue, respectively. The increase in depreciation expense principally resulted from increased capital expenditures for vacuum trucks and other operating equipment.

   Operating income. Decreased gross profit and increased SG&A and depreciation expense resulted in a decrease in operating income of $2.3 million, or 74.9%, to $782,000 in 1998 from $3.1 million in the prior year period. As a percentage of revenue, operating income decreased to 1.9% in 1998, compared to 7.8% in the prior year period.

   Interest expense, net. Net interest expense increased $252,000, or 10.6%, to $2.6 million in 1998 from $2.4 million in the prior year period. Increased interest expense resulted from an increase in debt due to the issuance in August 1997 of $110.0 million of HydroChem's 10 3/8% Senior Subordinated Notes due 2007, which was partially offset by increased interest income earned on higher invested cash balances.

   Amortization.   Amortization  expense  of  $375,000  in  1998  was relatively unchanged from $376,000 in the prior year period.

   Income (loss) before taxes and extraordinary item. For the reasons described above, the Company incurred a loss before taxes and extraordinary item of $2.1 million in 1998 as compared to income of $388,000 in the prior year period. This represented a decrease of $2.5 million. As a percentage of revenue, income
(loss) before taxes and extraordinary item was (5.2)% in 1998, compared to 1.0% in the prior year period.

   Income tax provision (benefit). The effective tax (benefit) rate decreased to (17.1)% of loss before taxes in 1998 from 89.4% of income before taxes in the prior year period. This decrease principally resulted from a change in deferred tax asset valuation.

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

   Net loss. For the reasons described above, the Company's net loss decreased $580,000, or 25.2%, to a loss of $1.7 million in 1998 from a loss of $2.3 million in the prior year period.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

   Revenue. Revenue increased $5.7 million, or 4.7%, to $126.5 million for the nine months ended September 30, 1998 from $120.7 million in the prior year period. The increase principally resulted from an increase in industrial vacuuming revenue of $5.0 million, or 41.2%, from $12.2 million to $17.2 million; and an increase in hydroblasting revenue of $1.8 million, or 2.9%, from $60.5 million to $62.3 million. These increases were partially offset by a decrease in chemical cleaning revenue of $868,000, or 2.2%, from $40.1 million to $39.3 million; and a decrease in revenue from all other services of $221,000, or 2.8%, from $7.9 million to $7.7 million. Hydroblasting revenue increased primarily due to the implementation of sole source provider arrangements with certain existing customers. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by HydroChem in 1997 and 1998. The decrease in chemical cleaning revenue primarily was caused by a small number of projects in the prior year period which did not recur, while the decrease in other services revenue primarily resulted from decreased pipeline cleaning offset by increased mechanical services, which the Company began performing in April 1998..

   Gross profit. Gross profit decreased $1.5 million, or 3.0%, to $47.8 million in 1998 from $49.3 million in the prior year period. Gross profit margins decreased from 40.8% to 37.8%. Cost of revenue increased $7.2 million, or 10.1%, to $78.7 million for 1998 from $71.5 million in the prior year period primarily due to the revenue increases described above and increased direct compensation costs. Subsequent to September 30, 1998, the Company began to implement a cost reduction program which includes, among other things, a reduction in work force. (See Note 9 of Notes to Consolidated Financial Statements.)

   SG&A expense. SG&A expense increased $1.3 million, or 3.9%, to $33.5 million in 1998 from $32.3 million in the prior year period. This increase primarily resulted from increases in compensation expense which were partially offset by decreased insurance expense. SG&A expense as a percentage of revenue decreased to 26.5% in 1998 from 26.7% in the prior year period. (See Note 9 of Notes to Consolidated Financial Statements.)

   EBITDA. Decreased gross profit and increased SG&A expense resulted in a $2.8 million, or 16.3% decrease in EBITDA to $14.2 million in 1998 from $17.0 million in the prior year period. As a percentage of revenue, EBITDA decreased to 11.2% in 1998, compared to 14.1% in the prior year period.

   Depreciation. Depreciation expense increased $745,000, or 12.5%, to $6.7 million in 1998 from $6.0 million in the prior year period and was 5.3% and 5.0% of revenue, respectively. The increase in depreciation expense principally resulted from increased capital expenditures for vacuum trucks and other operating equipment.

   Operating income. Decreased gross profit and increased SG&A and depreciation expense, resulted in a decrease in operating income of $3.5 million, or 31.9%, to $7.5 million in 1998 from $11.0 million in the prior year period. As a percentage of revenue, operating income decreased to 6.0% in 1998, compared to 9.1% in the prior year period.

   Interest expense, net. Net interest expense increased $1.6 million, or 25.7%, to $7.7 million in 1998 from $6.2 million in the prior year period. Increased interest expense resulted from an increase in debt due to the issuance in August 1997 of $110.0 million of HydroChem's 10 3/8% Senior Subordinated Notes due 2007 which was partially offset by increased interest income earned on higher invested cash balances.

   Special charge.   The  Company  incurred  $300,000  of  expense  related to a
terminated  acquisition.   (See  Note  5  of  Notes  to  Consolidated  Financial
Statements.)

   Amortization.   Amortization expense of  $1.1 million  in 1998 was relatively unchanged from $1.2 million in the prioryear period.

   Income (loss) before taxes and extraordinary item. For the reasons described above, the Company incurred a loss before taxes and extraordinary item of $1.5 million in 1998 as compared to income of $3.7 million in the prior year period. This represented a decrease of $5.2 million. As a percentage of revenue, income
(loss) before taxes and extraordinary item was (1.2)% in 1998, compared to 3.0% in the prior year period.

   Income tax provision (benefit). The effective tax (benefit) rate decreased to (2.8)% of loss before taxes in 1998 from 51.3% of income before taxes in the prior year period. This decrease principally resulted from a change in deferred tax asset valuation.

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

   Net loss. For the reasons described above, net loss increased $956,000, or 172.6% to a loss of $1.5 million in 1998 from a loss of $554,000 in the prior year period.


Liquidity and Capital Resources

   The Company principally has financed its operations through net cash provided by operating activities, existing cash balances, available credit facilities and capital contributions from Holding. In August 1997, HydroChem issued $110.0 million of Series A Notes in a private offering pursuant to Rule 144A under the Securities Act of 1933. HydroChem registered the substantially identical Series B Notes with the Securities and Exchange Commission and on November 7, 1997, completed an exchange of the Series B Notes for the Series A Notes. The Series B Notes mature on August 1, 2007 and bear interest at 10 3/8% per annum which is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998. The Series B Notes are redeemable at the option of HydroChem, in whole or in part, on or after August 1, 2002 at specified redemption prices. In addition, until August 4, 2000, up to 35% of the Series B Notes are redeemable at the option of HydroChem with the proceeds from one or more equity offerings at a redemption price of 109.375% of the principal amount thereof. A portion of the net proceeds from the sale of the Series A Notes was used to repay indebtedness, accrued interest and fees under HydroChem's existing senior debt and subordinated debt, and to fund a dividend to Holding which Holding used to discharge accrued interest on its indebtedness and accrued dividends on its preferred stock. The remaining proceeds were invested in commercial paper and other interest bearing deposits with short-term maturities and have been or are intended to be used for general corporate purposes and funding potential acquisitions.

   On December 31, 1997, HydroChem entered into the Credit Facility which provides for unsecured borrowings of up to $25 million, subject to borrowing base limitations. The term of the Credit Facility is three years, and any borrowings thereunder bear interest at rates adjusted quarterly. Interest rates are based on (i) a range from LIBOR plus 1.50% to LIBOR plus 2.50%, or, at the discretion of HydroChem, (ii) a range from the prime rate to the prime rate plus 0.75%. In addition, a commitment fee of 0.25% to 0.50% per annum is payable quarterly on the unborrowed portion of the Credit Facility. The specific rate within each range depends on the Company's operating performance. The Credit Facility requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from pledging its assets. Effective September 30, 1998, the credit agreement was amended to modify, among other things, certain of these ratios and covenants. As of September 30, 1998, HydroChem's borrowing base under the Credit Facility was $18.6 million, of which $3.3 million had been drawn in the form of standby letters of credit principally issued in connection with the Company's property and casualty insurance program. At September 30, 1998, there were no other borrowings under the Credit Facility and HydroChem had available unused borrowings of $15.3 million.

   In connection with the Company's new headquarters and operating facilities in the Houston, Texas area, HydroChem entered into the Construction Loan Agreement on July 17, 1998. The Construction Loan Agreement provides for an interim financing construction loan of up to $7.5 million which, under certain conditions and at the option of HydroChem, is convertible to a term loan. The loans are collateralized by first priority liens on the land and improvements. The construction loan requires quarterly payments of interest, and matures on the earlier of July 14, 1999 or, if converted, on the date of conversion to the term loan. Interest rates on the construction loan are at the lender's commercial loan rate less 0.50%. If converted, the resulting term loan matures on September 30, 2006 and requires quarterly payments of principal and interest. Interest rates on the term loan will be at LIBOR plus 1.75% adjusted quarterly. On July 17, 1998, HydroChem also entered into the Interest Rate Swap. Under the Interest Rate Swap, the Company's effective fixed borrowing rate for the term loan will be 7.79%. The Construction Loan Agreement requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from transferring or pledging the facility's assets. At September 30, 1998, the Company has borrowed $5.0 million under the Construction Loan Agreement.

   For the nine months ended September 30, 1998, the Company used net cash of $9.4 million for operating and investing activities, which consisted of $5.6 million provided by operating activities and $15.0 million used in investing activities. For the nine months ended September 30, 1997, $182,000 of net cash was provided by operating and investing activities, which consisted of $7.4 million provided by operating activities and $7.2 million used in investing activities. Investing activities for both periods consisted primarily of expenditures for property and equipment.

   Expenditures for property and equipment for the nine months ended September 30, 1998 were $15.3 million. Of this amount, $3.0 million was used for vacuum truck purchases, $4.0 million for purchases of other operating property, $1.5 million to implement new field and corporate information software and hardware systems, and $6.8 million for land and construction costs for a new headquarters and operating facility in the Houston, Texas area. Funds expended for the new headquarters and operating facility consisted of $1.1 million for the purchase of land and $5.7 million for related construction costs. Total construction costs for the new facility are projected to be approximately $8.3 million. HydroChem has entered into a construction loan, convertible under certain conditions to a term loan, with a financial institution for $7.5 million of this amount.

   Management believes that cash and cash equivalents at September 30, 1998, net cash expected to be provided by operating activities and funds available from its existing credit facilities will be sufficient to meet its cash requirements for operations and expenditures for property and equipment for the next twelve months and the foreseeable future thereafter and to fund the pending acquisition described below. (See Notes 2 and 3 of Notes to the Consolidated Financial Statements.)


Pending Acquisition

   HydroChem entered into an Amended and Restated Asset Purchase Agreement dated as of September 8, 1998 to acquire all of the operating assets of Valley for approximately $29.8 million plus the assumption of Valley's bank debt and certain other liabilities. The transaction is subject to (i) completing schedules to the definitive agreement, (ii) completing due diligence, and (iii) obtaining regulatory and Valley stockholder approval. HydroChem intends to fund the purchase price through a combination of its available cash and additional borrowings under the Credit Facility. It is anticipated that the acquisition, if successful, will be completed early in the first quarter of 1999.


Terminated Acquisition

   On March 20, 1998, HydroChem signed a letter of intent to acquire all the outstanding capital stock of an industrial cleaning company for a purchase price of approximately $34.0 million ($30.0 million in cash and $4.0 million in promissory notes). The parties were unable to agree on the terms of a definitive agreement and, as a result, terminated negotiations. HydroChem incurred $300,000 of expenses relating to legal, accounting and other related services which were provided in connection with related negotiation and due diligence efforts. These expenses were recorded as a special charge in the three months ended June 30, 1998. (See Note 5 of Notes to the Consolidated Financial Statements.)


Impact of Year 2000

   The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a system failure or miscalculation if a computer program recognizes a date of "00" as the year 1900 instead of 2000. The Company has assessed the Year 2000 issue with regard to its internal financial and operating systems as well as certain third parties with which the Company has material relationships.

   With regard to the Company's internal financial and operating systems, HydroChem has acquired new software and hardware and is currently in the implementation phase to resolve this issue by March 31, 1999. The Company is currently evaluating the need for various contingency plans. Costs of the new software and hardware are estimated to be approximately $1.7 million.

   The Company has identified certain third parties with which it has material relationships to address the Year 2000 issue. These parties are primarily large financial, telecommunication and information processing entities, customers, vendors, and other third party suppliers. Certain of these third parties have reported to the Company that they are on schedule with their projects to remediate Year 2000 issues, and that they anticipate being Year 2000 compliant on a timely basis. The Company intends to continue to monitor the progress of these third parties and will develop contingency plans during 1999 in the event one or more of these third parties fail to remediate their Year 2000 issues in such a way as to materially affect the operations of the Company. Although there can be no assurance, the Company has no reason to believe that the risk of such third party failures having a material impact on the Company's operations is anything other than remote.

Part II.  Other Information

   Item 6Exhibits and Reports on Form 8-K
         (a)Exhibits

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

            4.2 Indenture, dated as of August 1, 1997, among HydroChem Industrial Services, Inc., HydroChem International, Inc., as Guarantor, and Norwest Bank, Minnesota, N.A., as
                     Trustee. (Exhibit 4.2 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by referenc .)

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

            10.8 Fourth Amendment to Employment Agreement dated April 9, 1998 by and among HydroChem Holding, Inc., HydroChem Industrial Services, Inc. and B. Tom Carter, Jr. (Exhibit
                     10.8 to the Company's Form 10-Q, filed May 14, 1998, is hereby incorporated by reference.)

            10.9 Secured Promissory Note dated April 9, 1998 from B. Tom Carter, Jr. to HydroChem Industrial Services, Inc. (Exhibit
                     10.9 to the Company's Form 10-Q, filed May 14, 1998, is hereby incorporated by reference.)

            10.10 Pledge Agreement dated April 9, 1998 between HydroChem Industrial Services, Inc. and B. Tom Carter, Jr. (Exhibit
                     10.10 to the Company's Form 10-Q, filed May 14, 1998, is hereby incorporated by reference.)

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

            10.13 Credit Agreement dated December 31, 1997 among HydroChem Industrial Services, Inc. and NationsBank, N. A. and financial institutions named in the Credit Agreement. (Exhibit 10.10 to the Company's Form 10-K, filed March 30, 1998, is hereby incorporated by reference.)

            10.14 Letter Agreement dated March 6, 1998 regarding Credit Agreement dated December 31, 1997 between HydroChem Industrial Services, Inc. and NationsBank, N.A. (Exhibit
                     10.11 to the Company's Form 10-K, filed March 30, 1998, is hereby incorporated by reference.)

            10.15 Letter Agreement dated August 14, 1998 regarding Credit Agreement dated December 31, 1997 between HydroChem Industrial Services, Inc. and NationsBank, N.A. (Filed herewith.)

            10.16 Amendment No. 1 dated as of September 30, 1998 to Credit Agreement dated as of December 31, 1997 between HydroChem Industrial Services, Inc., NationsBank, N.A. and financial institutions named in the Credit Agreement. (Filed herewith.)

            10.17 Loan Agreement dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas, National Association. (Exhibit 10.15 to the Company's Form 10-Q, filed August 14, 1998, is hereby incorporated by reference.)

            10.18 International Swap Dealers Association, Inc. Master Agreement and Schedule dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas, National Association. (Exhibit 10.16 to the Company's Form 10-Q, filed August 14, 1998, is hereby incorporated by reference.)

            10.19 Amended and Restated Asset Purchase Agreement by and among HydroChem Industrial Services, Inc., Valley Systems of
                     Ohio,  Inc.   and   Valley   Systems,  Inc.  dated   as  of
                     September 8, 1998.  (Filed herewith.)

            10.20 Letter agreement dated September 8, 1998 from the principal stockholders of Valley Systems, Inc. (Filed herewith.)

            27.1     Financial Data Schedule.  (Filed herewith.)

            99.1 Press Release dated September 9, 1998 regarding agreement to acquire the operating assets and certain liabilities of Valley Systems, Inc. (Filed herewith)

         (b)Reports on Form 8-K
            None

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HYDROCHEM INDUSTRIAL SERVICES, INC.


   Date: November 16, 1998          By:   /s/ Selby F. Little, III
                                          --------------------------------------
                                          Selby F. Little, III,  Executive Vice
                                          President and Chief Financial Officer






                                    HYDROCHEM INTERNATIONAL, INC.


   Date: November 16, 1998          By:   /s/ Selby F. Little, III
                                          --------------------------------------
                                          Selby F. Little, III,  Executive Vice
                                          President and Chief Financial Officer

                                 EXHIBIT INDEX




10.15 Letter  Agreement dated August 14, 1998 regarding  Credit  Agreement dated
      December  31,  1997  between  HydroChem  Industrial  Services,   Inc.  and
      NationsBank, N.A.

10.16 Amendment No. 1 dated as of September 30, 1998 to Credit  Agreement  dated as of December 31, 1997 between HydroChem Industrial Services, Inc., NationsBank, N.A. and financial institutions named in the Credit Agreement.

10.19 Amended and Restated Asset  Purchase  Agreement  by  and  among  HydroChem
      Industrial Services, Inc., Valley Systems of Ohio, Inc. and Valley Systems, Inc. dated as of September 8, 1998.

10.20 Letter agreement dated September 8, 1998 from the principal stockholders of Valley Systems, Inc.

27.1  Financial Data Schedule

99.1 Press Release dated September 9, 1998 regarding agreement to acquire the operating assets and certain liabilities of Valley Systems, Inc.