Form 10-K
period 1997-12-31
HYDROCHEM INDUSTRIAL SERVICES INC
filed 1999-03-30
CIK 1044607

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
             (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The number of shares of Common Stock of the Registrant, par value of $.01 per share, outstanding on February 28, 1999 was 100 shares. The Registrant's Common Stock is not registered under the Securities Act of 1933 or the Securities Exchange Act of 1934.

                    Documents Incorporated by Reference: None

--------------------------------------------------------------------------------
* HydroChem International, Inc., a wholly owned subsidiary of HydroChem Industrial Services, Inc., is a Co- Registrant. It is incorporated under the laws of the State of Delaware and its I.R.S. Employer Identification Number is 75-2512100.

                                      INDEX

                                                                           Page
Part I.

        Item 1.     Business..............................................    3

        Item 2.     Properties............................................   10

        Item 3.     Legal Proceedings.....................................   10

        Item 4.     Submission of Matters to a Vote of Security  Holders..   11

Part II.

        Item 5.     Market for the Registrant's Common Equity and
                     Related Stockholder Matters..........................   11

        Item 6.     Selected Financial Data...............................   12

        Item 7.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................   13

        Item 7a.   Quantitative and Qualitative Disclosure about Market Risk.20

        Item 8.     Financial Statements and Supplementary Data...........   21

        Item 9.     Changes in and disagreements with Accountants
                     on Accounting and Financial Disclosure...............   38

Part III.

        Item 10.   Directors and Executive Officers of the Registrant.....   38

        Item 11.   Executive Compensation.................................   40

        Item 12.   Security Ownership of Certain Beneficial
                     Owners and Management................................   42

        Item 13.   Certain Relationships and Related Transactions.........   44

Part IV.

        Item 14.   Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K..............................   45

Signatures................................................................   48

Exhibit Index.............................................................   50

Forward-Looking Statements

In addition to historical information, this Form 10-K Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned only as of the date on which such statements are made and the Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 1999.

Part I.

Item 1.  BUSINESS

General

      HydroChem Industrial Services, Inc. ("HydroChem"), was formed in September 1993 for the purpose of combining, in December 1993, the industrial cleaning businesses of Hydro Environmental Services Limited Partnership ("Hydro Services") and the Dowell Industrial Services division ("DIS") of Dowell Schlumberger Inc. These businesses had been operating since 1961 and 1938, respectively. In January 1995, HydroChem acquired the industrial cleaning business of the Halliburton Industrial Services division ("HIS") of Brown & Root Industrial Services, Inc. The HIS business was founded in 1962. HydroChem generally conducts business outside the United States through its wholly owned subsidiary, HydroChem International, Inc. ("International"). (HydroChem and International are hereinafter sometimes referred to either separately or collectively as the "Company.") HydroChem is a wholly owned subsidiary of HydroChem Holding, Inc. ("Holding").

      On January 5, 1999, HydroChem acquired substantially all of the assets and assumed certain liabilities of Valley Systems, Inc., and Valley Systems of Ohio, Inc., (collectively "Valley"). The acquisition, effective as of January 1, 1999, was pursuant to the terms and conditions of a Second Amended and Restated Asset Purchase Agreement dated as of September 8, 1998. The assets acquired consisted primarily of (i) accounts receivable, (ii) property, plant and equipment, (iii) intangibles, including customer agreements, customer lists and facility leases, and (iv) other operating assets. The purchase price for the acquired assets, which is subject to certain post closing adjustments, was approximately $29.8 million in cash of which $4 million was deposited into escrow. In addition, HydroChem assumed approximately $2.5 million in capital lease obligations and paid $5.3 million in cash at closing to retire Valley's bank debt.

      The Company is a leading provider of industrial cleaning services to a wide range of processing industries, including petrochemical plants, oil refineries, electric utilities, pulp and paper mills, rubber plants, and aluminum plants. Services provided include high-pressure water cleaning (hydroblasting), chemical cleaning, industrial vacuuming, mechanical services, waste minimization, and commissioning and other specialized services. The majority of these services involve recurring maintenance to improve or sustain the operating efficiencies and extend the useful lives of process equipment and facilities. During the year ended December 31, 1998, the Company provided services to approximately 2,000 customers at approximately 3,400 customer sites from 54 operating branch locations in the United States and one location in Singapore.

      In 1998, approximately 51.5% of the Company's 1998 revenue was derived from its 15 largest customers, 11 of which are Fortune 500 companies, and approximately 69.2% was derived from its 40 largest customers, 24 of which are Fortune 500 companies.

      The Company's revenue by industry is set forth in the following table:

                                           Year ended December 31,
                                           -----------------------
                            1996        %       1997        %       1998    %
                            ----       ---      ----       ---      ----   ---
                                           (dollars in thousands)
Petrochemical.........    $ 72,073    46.2%  $ 77,659    48.4%  $ 84,600   50.1%
Refineries............      26,676    17.1     32,501    20.2     34,245   20.3
Electrical utility.....     22,464    14.4     16,881    10.5     16,779    9.9
Pulp and paper.........     13,104     8.4     12,342     7.7     11,985    7.1
Other..................     21,686    13.9     21,221    13.2     21,161   12.6
                          --------   -----    -------    ----    -------   -----       ------
          Total........   $156,003   100.0%  $160,604    100.0% $168,770  100.0%
                           =======   =====    =======    =====   =======   =====

      The Company's revenue by service line is set forth in the following table:

                                           Year ended December 31,
                                           -----------------------
                            1996        %       1997        %       1998    %
                            ----       ---      ----       ---      ----   ---
                                           (dollars in thousands)

Hydroblasting.........    $ 69,504    44.5%  $ 78,919    49.1%  $ 79,665   47.2%
Chemical cleaning.....      62,661    40.2     53,366    33.2     52,954   31.4
Industrial vacuuming..      11,484     7.4     17,534    10.9     24,500   14.5
Other.................      12,354     7.9     10,785     6.8     11,651    6.9
                           -------    -----   -------    ----    -------   -----       ------
          Total.......    $156,003   100.0%  $160,604   100.0%  $168,770  100.0%
                           =======   =====    =======   =====    =======  =====

Services

      Hydroblasting, chemical cleaning and industrial vacuuming are the Company's largest sources of revenue, but the Company also offers a variety of other services, including mechanical services, waste minimization and commissioning services, as described below. The majority of these services involve recurring maintenance programs and may be provided on a time and materials basis or bid on a project basis.

Hydroblasting Services

      The Company's hydroblasting services involve the application of high-pressure streams of water to clean the interior and exterior surfaces of process equipment, storage tanks and other vessels, and to unplug piping, tubes and lines. Hydroblasting is particularly effective in cleaning deposits that cannot be chemically dissolved or that are located on surfaces where the circulation of chemical cleaning solvents is not feasible.

      Hydroblasting is primarily used for the removal of scale and other fouling deposits to improve the operating or energy efficiency of equipment, prevent contamination of finished products, and clean equipment in preparation for, or subsequent to, other maintenance work. Hydroblasting is also used to prepare surfaces for welding, inspection or painting, to clean exterior surfaces cosmetically and, with special additives and equipment, to cut steel or concrete.

      The Company performs its hydroblasting services using equipment that includes an engine, pump and high-pressure hoses that are attached to specialized application devices. Water typically emerges at pressures from 5,000 to 20,000 pounds per square inch, although ultra-high-pressures of up to 40,000 pounds per square inch are used for certain cleaning and cutting jobs. The deposits and wastes removed by hydroblasting, along with water used in the process, are typically deposited into the customer's waste treatment system for further processing and disposal by the customer.

      With the acquisition of Valley, the Company's ability to provide 36,000 to 40,000 pounds per square inch, ultra-high pressure (UHP) hydroblasting services has been expanded. Valley has designed and fabricated special UHP equipment that should allow the Company to enhance the hydroblasting services provided to its customers. The Company believes an advantage of UHP technology to the Company's customers is the ability to more effectively clean the most difficult to remove scale and deposits from accessible tubing and surfaces.

Chemical Cleaning Services

      Chemical cleaning typically involves circulating chemical solvents through process equipment, piping, and tanks or other storage vessels under controlled conditions of temperature, pressure and time to remove fouling deposits from interior surfaces. Chemical cleaning is generally performed in a closed loop process and employed to dissolve substances on surfaces that are inaccessible to hydroblasting, or where chemical cleaning is more effective or safer than hydroblasting. Chemical cleaning also may involve the application of chemical solvents to deposits on exterior surfaces that cannot be cleaned with water or the addition of chemicals to by-products or waste products.

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

      Most of the Company's chemical cleaning services involve circulation of chemical solvents through process equipment, piping, and tanks or other storage vessels. For many of these jobs, a sample of the fouling deposit or substance to be removed is sent to the Company's laboratory facility in the Houston, Texas area, where the Company's chemists determine its chemical make-up, the combination and concentration of chemicals best suited for the cleaning process and the appropriate temperature, pressure and timing parameters for circulation of the chemicals. The Company also has mobile laboratory units, which are used to perform limited chemical analysis on-site and to assist in monitoring ongoing chemical cleaning jobs. After the proper procedure for the on-site work has been determined, a field crew mixes the chemicals, typically on the customer's premises. Using pumping and circulating equipment, the field crew then circulates the solution through the process equipment and, in most cases, collects the waste material and used chemical solution. During the circulation process, the concentration levels of the substance to be removed and the chemicals that have been introduced into the system are monitored to determine the rate at which the deposits are being removed and to ensure that proper conditions are being maintained. After collection, the waste typically is emptied at the customer's on-site disposal or storage facility, or it may be pumped into holding tanks that remain on the customer's property for later disposal or treatment by the customer.

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

      During 1997 and 1998, the Company increased its fleet of vacuum trucks from 131 to 228 units. Over the same period, industrial vacuuming revenue increased from $11.5 million in 1996 to $17.5 million in 1997, or 52.7%, and to $24.5 million in 1998, or 39.7%. Industrial vacuuming revenue is generally more capital intensive than other services provided by the Company, resulting in higher depreciation and operating lease expense. However, because industrial vacuuming services can be marketed and administered by the Company's existing sales and support operations, increased depreciation and operating lease expense is more than offset by proportionately lower levels of incremental selling, general and administrative expense.

Mechanical Services

     In 1998, the Company began offering certain mechanical services to its customers, including specialized "turnkey" heat exchanger, piping, tower and vessel services. These turnkey services involve providing both mechanical and industrial cleaning services to customers, usually in conjunction with a scheduled plant shutdown or "turnaround."

      Mechanical services typically involve heat exchangers. Heat exchangers are made up of tube bundles, and are essential components of petroleum refining and petrochemical processing. Heat exchangers require periodic maintenance and cleaning. The Company's newly-developed, mechanical services capabilities allow it to provide customers with services in addition to industrial cleaning. These include disassembling heat exchangers prior to in-place cleaning or extraction. If extracted, the tube bundles are placed on nearby concrete slabs for cleaning. After slab cleaning, the tube bundles are reinserted. Following either in-place or slab cleaning, heat exchangers are reassembled and pressure tested.

      The Company intends to further enhance its capabilities in providing mechanical services. The Company expects that this will require additional experienced mechanical services professionals and increased expenditures for property and equipment.

Waste Minimization Services

      The Company employs several techniques to reduce customer waste volumes collected in the cleaning process before customer disposal, including de-watering and chemical treatment techniques, as well as on-line water recycling. Equipment often employed in these processes are plate and frame filter presses and centrifuges, which are used to reduce the customer's cost of disposing of waste. Revenue from waste minimization services is generally included in the other services category.

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

      The Company competes with a large number of companies in substantially all of the regions in which it operates. Many of these competitors are local or regional operations servicing a limited geographic area; however, others are larger companies with broader geographic coverage, similar to the Company. Accordingly, HydroChem's competitors in any particular geographic market may differ. In addition, competitors tend to be stronger in certain services and weaker in others, or may not offer a full range of services. While most of the Company's direct competitors do not offer as extensive a line of services as the Company, future expansion by such companies or the development of alternative cleaning methods represent potential competition for the Company.

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

Business Strategy

      The Company's business strategy is to expand services provided to existing customers, establish relationships with new customers in existing geographic areas, expand geographically, establish additional customer alliances and pursue additional strategic acquisitions. In 1998, the Company's revenue growth principally resulted from expanded services to existing customers including customer alliances. The Company intends to continue to focus on these elements of its strategic growth.

      With the acquisition of the former Valley operations, the Company has expanded both its service offering and geographic coverage. The majority of Valley's revenue is comprised of UHP and industrial vacuuming services. In addition, as a result of the acquisition, the Company has increased its number of branch locations in the northern United States, thereby improving operating efficiencies in that geographic region. See "Services - Hydroblasting Services," and "Field Organizational Structure."

Field Organizational Structure

      The Company's field organization is primarily based on geographical divisions. Divisions are generally subdivided into areas, regions and branches. Branches, including certain on-site locations, are the primary business or operating units.

      The Company maintains operating and sales personnel at each of its branch locations and operates each location under the direction of a branch manager in accordance with policies, procedures and objectives established by the Company's management. Subject to these guidelines, branch personnel have significant autonomy in dealing with customers, employees and vendors in their geographic area. Each branch operates as a separate profit center and is responsible for billing and collecting accounts receivable, although cash receipts are collected via lockbox. Each branch is also responsible for initiating vendor purchase orders and entering payroll hours, although vendor and payroll payments are processed at the Company's headquarters location. Each branch location is allotted certain equipment, including pumps, vehicles and various types of specialized equipment. However, equipment and personnel are shifted among branches as work loads dictate, enabling the Company to realize better utilization of its resources.

Marketing, Sales and Service Contracts

      The Company's sales and marketing is characterized by long-term customer relationships resulting from the consistent delivery of high quality, dependable service, advanced technical capabilities, a broad service offering, competitive pricing and a strong customer service orientation among its employees. The Company's services are marketed and sold through a tiered approach, targeting both maintenance and purchasing personnel at the plant level as well as corporate purchasing managers. Direct selling at the plant level is the primary marketing thrust. The Company's sales people and account managers maintain consistent communications with plant contacts to position the Company better to obtain upcoming work and to ensure that on-going work is being performed to meet or exceed customer expectations. The Company's national marketing effort is focused on (i) servicing existing accounts, (ii) establishing new customer accounts, (iii) obtaining multi-plant contracts (regional or national in scope) and (iv) implementing alliance relationships. These efforts are supplemented by advertising in industry publications and participating in selected industry trade shows.

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

     Master service agreements typically establish general terms and conditions, as well as time and material pricing for services. These contracts do not guarantee a particular amount of work, but they do allow Company personnel to enter the plants more easily, fostering the development of relationships with plant personnel and the marketing of the Company's services. Specific jobs may be performed on a time and materials basis or granted as part of a competitive bid process. Daily or more frequently recurring maintenance work tends to be performed on a time and materials basis, while larger, less frequent projects tend to be bid. The Company estimates that approximately two-thirds of its revenue comes from services performed under its master service agreements or separately bid projects in plants where it has master service agreements. These agreements generally enhance the consistency and stability of the Company's revenue stream.

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

Safety and Training

      Industrial cleaning involves exposure to potentially dangerous conditions. For liability and other reasons, customers are very concerned with the safety records of contractors used to perform services at their plants. To minimize the dangers inherent in this type of work, the Company conducts broad training and educational programs and has developed comprehensive safety policies and regulations. The main factors driving the Company's investment in these programs and policies are: (i) achieving employee and customer safety; (ii) controlling insurance costs; (iii) satisfying customers' growing safety and training requirements; (iv) meeting increasing governmental and regulatory requirements; and (v) improving the Company's overall performance. The Company's safety program includes educating Company personnel, implementing, monitoring and improving Company safety policies, employing safety personnel at most field locations, providing proactive support by senior management, working with insurance companies and safety organizations to make use of their resources and expertise, using process improvement teams and undertaking safety audits, providing cash incentive programs for employees and linking a component of management bonuses to safety, requiring substance abuse screening, and investigating all accidents, and distributing on a company-wide basis information regarding accidents that have occurred and how they could have been avoided, without using names.

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

Major Customer

       In 1997 and 1998, The Dow Chemical Company and its affiliates represented 11.9% and 10.7%, respectively, of the Company's total revenue.

Governmental Regulations

      The Company's operations are subject to various federal, state and local regulations governing employee health and safety, protection of the environment, protection of the public, and motor carriers. While the Company believes it operates safely and prudently and is in substantial compliance with these laws and regulations, there can be no assurance that accidents will not occur or that the Company will not incur penalties or fines for violations. In addition, noncompliance with these laws and regulations could negatively impact the Company's ability to secure contracts with customers or obtain adequate insurance at reasonable costs. Any of these factors could have a material adverse effect on the Company's financial condition and results of operations.

      Occupational Safety and Health Act. The operations of the Company are subject to the requirements of the Occupational Safety and Health Act (the "Act") and comparable state laws. Regulations promulgated under the Act require employers in the industries that the Company serves to implement training programs, work procedures, medical surveillance systems and personnel protection programs, in order to protect employees from workplace hazards and exposure to hazardous chemicals. The Company has established comprehensive programs for complying with these health and safety regulations. The Company is also subject to inspections by the Occupational Health and Safety Administration ("OSHA") and comparable state regulatory agencies following accidents involving the Company's employees, as well as on a random basis at both its facilities and its customer's facilities. Such inspections seek to determine whether or not the Company's work practices are in substantial compliance with the Act. While the Company believes it operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur fines as a result of OSHA inspections.

      Federal, State and Local Environmental Regulations. The Company performs substantially all of its industrial cleaning services at industrial process facilities owned by its customers. Although chemicals may be stored at the Company's branch offices and transported by the Company to its customers' plants, no industrial cleaning services are performed at the branches. Typically, hazardous and non-hazardous waste handled by the Company is disposed of by the customer using the customer's waste disposal facilities. However, the Company will transport the customer's waste from one point in the customer's plant to another point within the plant, which may involve travel on a public road, or, on a very limited basis, to a commercial disposal facility. As a part of its services to the customer, the Company may treat the customer's waste collected by the Company in the cleaning process to neutralize, minimize or separate it into its components, thus facilitating disposal or recycling by the customer. At all times, the customer retains title to and is deemed to be the generator of the waste. Therefore, the Company does not believe that its activities subject it to the duties pertaining to generators of hazardous waste or to owners and operators of hazardous waste treatment, storage or disposal facilities. However, the Company could be subject to liability under applicable environmental statutes in the event of a spill, discharge or release of chemicals at a branch or at a customer location or during transportation to a customer location, or in event of a spill, discharge or release of waste during transportation.

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

Employees

      As of December 31, 1998, the Company had approximately 1,960 employees. As of February 28, 1999, following the acquisition of Valley, the Company had approximately 2,260 employees. None of the Company's employees are covered by collective bargaining agreements. Management believes that relations between the Company and its employees are good.

Item 2.  PROPERTIES

      During 1998, the Company consolidated its corporate, laboratory, manufacturing, West Division, health, safety environmental and training, and commissioning services operations into a new 132,000 square foot facility on
19.4 acres of land in the Houston, Texas area. These operations previously had been at five separate locations in various parts of the Houston, Texas area. The new consolidated facility is in close proximity to many of the Company's branch locations and customers in the Houston ship channel area. The Company obtained interim and permanent financing from a commercial bank to finance the land acquisition and construction costs for this new facility. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Note 6 of Notes to Consolidated Financial Statements.)

      As of February 28, 1999, the Company had 64 operating branch locations in the United States, and international locations in Puerto Rico and Singapore. This includes 15 branches that were previously Valley locations. The Company's current domestic branches are located in Texas, Louisiana, Alabama, California, Delaware, Florida, Georgia, Illinois, Kansas, Kentucky, Michigan, Mississippi, Missouri, New York, North Carolina, Ohio, Pennsylvania, Oklahoma, South
Carolina, Tennessee, Utah, Virginia and Washington. The Company owns nine of these branches. Generally, the remainder are leased. In certain instances, these branch locations are on-site facilities provided by the Company's customers.

Item 3.  LEGAL PROCEEDINGS

      The Company is a defendant in approximately 70 lawsuits originally filed in the 18th Judicial District Court for the Parish of Iberville, Louisiana against Georgia Gulf Corporation ("Georgia Gulf"), the Company and other defendants, which have arisen from a chemical exposure incident at a Georgia Gulf facility in Plaquemine, Louisiana in September 1996. The suits cover claims by approximately 640 non-Company employees present at the facility (the "Worker Plaintiffs") and by approximately 1,400 persons who are related to or live with the Worker Plaintiffs. All of the plaintiffs seek damages for alleged toxic exposure resulting from this incident. All but a few of these suits has been removed to the United States District Court for the Middle District of Louisiana. A date for trial in Federal Court has not yet been set. The Company is being defended in these suits by one of its liability insurance carriers.

      Recently, the Company has been informed that Georgia Gulf, which is the primary defendant in these actions, has settled claims with certain of the plaintiffs and that it will attempt to settle with as many of the remaining plaintiffs as possible. The Occupational Safety and Health Administration investigated this incident and issued citations to Georgia Gulf and not to the Company or any other defendant. Nevertheless, because it is always possible that a jury would assess some percentage of liability to the Company resulting in an adverse jury verdict, the Company believes it would be prudent to settle these suits if possible, especially in view of the recent settlement activity by Georgia Gulf. Consequently, the Company has initiated preliminary settlement negotiations with each of Georgia Gulf and a group of attorneys representing a majority of the plaintiffs. The Company may also pursue other settlement strategies.

      Based on the current circumstances, and although there can be no assurance, the Company believes it can settle all or substantially all of these lawsuits, and that the aggregate amount of any such settlements will be within the limits of its applicable insurance coverage.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

Part II.

Item 5.   MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

      Not applicable.

Item 6.   SELECTED FINANCIAL DATA

      The selected financial data below includes the accounts of all companies acquired by the Company through December 31, 1998. These companies, all of which were acquired during the past five years in transactions accounted for as purchases, are included from their respective dates of acquisition. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                        Year ended December 31,
                                        ------------------------
                            1994      1995        1996        1997     1998
                            ----      ----        ----        ----     ----
                                         (dollars in thousands)
Financial Data:
    Revenue.............. $101,103   $156,484   $156,003   $160,604   $168,770
    Gross profit.........   36,521     61,855     61,630     65,019     63,599
    Gross margin.........     36.1%      39.5%      39.5%      40.5%      37.7%

    EBITDA (1)........... $ 16,017   $ 22,390   $ 19,527   $ 22,405   $ 19,354
    EBITDA margin (2)....     15.8%      14.3%      12.5%      14.0%      11.5%

    Operating income..... $ 12,087   $ 15,638   $ 11,762   $ 14,189   $ 10,276
    Income (loss) before taxes
       and extraordinary
       loss......            5,409      5,903      1,829      4,101     (3,191)
     Net income (loss)...    2,950      2,851        545       (523)    (3,191)

     Capital expenditures    5,576      8,493      6,829      9,557     19,149

                                                  As of December 31,
                                                  ------------------
                                    1994     1995     1996      1997      1998
                                    ----     ----     ----      ----      ----
                                                            (in thousands)
Balance Sheet Data:
   Cash and cash equivalents..... $ 2,529  $ 1,088  $    671  $ 33,862  $ 33,775
   Working capital...............  10,170   17,961    13,216    52,324    46,755
   Total assets..................  87,146  121,216   115,522   152,093   156,711
   Total long-term debt, including
      current maturities.......... 52,739   76,894    68,325   110,000   116,117
   Dividends paid................     -        -         -       8,540       -
   Stockholder's equity..........  17,687   25,225    25,770    16,707    13,516

-------------------------

(1) EBITDA for any relevant period presented above represents income (loss) before extraordinary loss plus interest expense, income taxes, depreciation, amortization, and other income and expenses (including a special charge of $511,000 in 1996, and special charges of $815,000 and a restructuring charge of $740,000 in 1998) reflected in the determination of net income (loss). EBITDA should not be construed as a substitute for operating income, as an indicator of liquidity or as a substitute for net cash provided by operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA is included because management believes it to be a useful tool for analyzing operating performance, leverage, liquidity, and a company's ability to service debt.

(2) EBITDA margin for any relevant period presented above represents EBITDA divided by revenue.

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

                                                      Year Ended December 31,
                                                      -----------------------
                                                     1996       1997      1998
                                                     ----       ----      ----
Revenue.........................................    100.0%      100.0%    100.0%
Cost of revenue.................................     60.5       59.5      62.3
                                                     ----       ----      ----
     Gross profit...............................     39.5       40.5      37.7
SG&A expense....................................     27.0       26.5      26.2
Depreciation....................................     5.0         5.2       5.4
                                                     ----        ----     ----
     Operating income...........................      7.5        8.8       6.1
Other (income) expense:
     Interest expense, net......................      5.0        5.3       6.2
     Special charges............................      0.3         -        0.5
     Restructuring charge.......................       -          -        0.4
     Other (income) expense, net................       -          -         -
     Amortization of intangibles................      1.0        1.0       0.9
                                                     ----        ----      ---
Income (loss) before taxes and extraordinary loss     1.2        2.5      (1.9)
     Income tax provision.......................     0.9         1.4        -
                                                     ----       ----       --
Income (loss) before extraordinary loss.........      0.3        1.1      (1.9)
     Extraordinary loss on early extinguishment
          of debt, net of taxes.................      -          1.4        -
                                                     ---        ----       --
                    Net income (loss)...........     0.3%       (0.3)%    (1.9)%
                                                     ===        =====     =====

EBITDA..........................................     12.5%      14.0%     11.5%
                                                     ====       ====      ====

Comparison of 1998 results to 1997

        Revenue. Revenue increased $8.2 million, or 5.1%, to $168.8 million for the year ended December 31, 1998 from $160.6 million in the prior year. The increase principally resulted from an increase in industrial vacuuming revenue of $7.0 million, or 39.7%, from $17.5 million to $24.5 million; an increase in hydroblasting revenue of $746,000, or 0.9%, from $78.9 million to $79.7 million and an increase in revenue from all other services of $866,000, or 8.0%, from $10.8 million to $11.7 million. These increases were partially offset by a decrease in chemical cleaning revenue of $412,000, or 0.8%, from $53.4 million to $53.0 million. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 1997 and 1998. Hydroblasting revenue increased primarily due to the implementation of sole source provider arrangements with certain existing customers. The decrease in chemical cleaning revenue primarily was caused by a small number of projects in the prior year which did not recur, while the increase in other services revenue primarily resulted from mechanical service projects, which the Company began performing in April 1998, offset by decreased pipeline cleaning.

        Gross profit. Gross profit decreased $1.4 million, or 2.2%, to $63.6 million in 1998 from $65.0 million in the prior year. Gross profit margin decreased from 40.5% in 1997 to 37.7% in 1998. Cost of revenue increased $9.6 million, or 10.0%, to $105.2 million for 1998 from $95.6 million in the prior year, primarily due to the revenue increases described above and increased direct compensation costs. Late in 1998, the Company began to implement a cost reduction program which included, among other things, a reduction in work force. (See Note 8 of Notes to Consolidated Financial Statements.)

        SG&A expense. SG&A expense increased $1.6 million, or 3.8%, to $44.2 million in 1998 from $42.6 million in the prior year. This increase primarily resulted from increases in compensation expense which were partially offset by decreased insurance expense. SG&A expense as a percentage of revenue decreased to 26.2% in 1998 from 26.5% in the prior year. (See Note 8 of Notes to Consolidated Financial Statements.)

        EBITDA. Decreased gross profit and increased SG&A expense resulted in a $3.1 million, or 13.6% decrease in EBITDA to $19.4 million in 1998 from $22.4 million in the prior year. As a percentage of revenue, EBITDA decreased to 11.5% in 1998, compared to 14.0% in the prior year.

        Depreciation. Depreciation expense increased $862,000, or 10.5%, to $9.1 million in 1998 from $8.2 million in the prior year and was 5.4% and 5.2% of revenue, respectively. The increase in depreciation expense principally resulted from increased capital expenditures for vacuum trucks and other operating equipment.

        Operating income. Decreased gross profit, and increased SG&A and depreciation expense resulted in a decrease in operating income of $3.9 million, or 27.6%, to $10.3 million in 1998 from $14.2 million in the prior year. As a percentage of revenue, operating income decreased to 6.1% in 1998, compared to 8.8% in the prior year.

        Interest expense, net. Net interest expense increased $2.0 million, or 22.9%, to $10.5 million in 1998 from $8.5 million in the prior year. Increased interest expense principally resulted from an increase in debt due to the issuance in August 1997 of $110.0 million of HydroChem's 10 3/8% Senior Subordinated Notes due 2007, which was partially offset by increased interest income earned on higher invested cash balances.

        Special charges. In 1998, the Company incurred $325,000 in expenses related to negotiation and due diligence efforts associated with a terminated acquisition, $290,000 related to the consolidation of corporate facilities and certain other operations into the Company's new headquarters, and $200,000 in non-capitalizable costs incurred in connection with the Company's Year 2000 compliance program. (See Note 8 of Notes to Consolidated Financial Statements.)

        Restructuring charge. The Company incurred $740,000 in severance, facilities and other costs in connection with a cost reduction program initiated in late 1998. (See Note 8 of Notes to Consolidated Financial Statements.)

      Amortization. Amortization expense of $1.5 million in 1998 was relatively unchanged from the prior year.

        Income (loss) before taxes and extraordinary loss. For the reasons described above, the Company incurred a loss before taxes and extraordinary loss of $3.2 million in 1998 as compared to income of $4.1 million in the prior year. This represented a decrease of $7.3 million. As a percentage of revenue, income
(loss) before taxes and extraordinary loss was (1.9)% in 1998, compared to 2.5% in the prior year.

        Income tax provision. There was no provision for income tax recorded in 1998 because of a change in the Company's valuation allowance for certain deferred tax assets. The effective tax rate was 55.6% of income before taxes in the prior year period.

        Extraordinary loss. In 1997, as a result of the early repayment of HydroChem's debt, an extraordinary loss was recognized in the amount of $2.3 million (net of the related tax benefit of $1.4 million). The extraordinary loss consisted of the write-off of associated deferred financing costs in the amount of $3.2 million before related tax benefit, as well as a prepayment premium and other related fees and expenses.

        Net income (loss). For the reasons described above, net loss increased $2.7 million, or 510.1% to a loss of $3.2 million in 1998 from a loss of $523,000 in the prior year.

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

      Gross profit. Gross profit increased $3.4 million, or 5.5%, to $65.0 million in 1997 from $61.6 million in the prior year, and gross profit margin for the year increased from 39.5% to 40.5%. Cost of revenue increased $1.2 million, or 1.3%, to $95.6 million in 1997 from $94.4 million in the prior year due to the revenue increases described above. The improvement in gross profit was primarily attributable to a higher concentration of services being provided to the Company's largest customers.

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

      Special charges. In 1996, the Company incurred approximately $511,000 in expenses related to merger negotiations and due diligence efforts between the Company and a publicly-traded company, which were terminated prior to consummating the merger.

      Amortization. Amortization expense of $1.5 million in 1997 was relatively unchanged from the prior year.

      Income (loss) before taxes and extraordinary loss. For the reasons described above, income before taxes and extraordinary loss increased $2.3 million, or 124.2%, to $4.1 million in 1997 from $1.8 million in the prior year. As a percentage of revenue, income before taxes and extraordinary loss was 2.6% in 1997, compared to 1.2% in the prior year.

      Income tax provision. The effective tax rate decreased to 55.6% of income before taxes and extraordinary loss in 1997 from 70.2% in the prior year. This decrease principally resulted from proportionately lower nondeductible permanent differences in 1997 than in the prior year.

      Income (loss) before extraordinary loss. For the reasons described above, income before extraordinary loss increased $1.3 million, or 233.8%, to $1.8 million in 1997 from $545,000 in the prior year. As a percentage of revenue, income before extraordinary loss increased to 1.1% in 1997, from 0.3% in the prior year.

      Extraordinary loss. In 1997, as a result of the early extinguishment of HydroChem's debt, an extraordinary loss was recognized in the amount of $2.3 million (net of a related tax benefit of $1.4 million). The extraordinary loss consisted of the write-off of associated deferred financing costs in the amount of $3.2 million before related tax benefit, as well as a prepayment premium and other related fees and expenses.

      Net income (loss). For the reasons described above, the Company incurred a net loss of $523,000 in 1997 compared to net income of $545,000 in the prior year.

Quarterly Financial Data

      The following table sets forth certain unaudited consolidated statement of operations and other supplemental data of the Company for the quarterly periods shown. The unaudited quarterly information has been prepared on the same basis as the Company's annual financial information and, in management's opinion, includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for the year or for any future period. The extraordinary loss recognized in the third quarter of 1997 was related to early extinguishment of debt. The special charges incurred in the second and fourth quarters of 1998 were a result of terminated acquisition negotiations and other non-recurring expenses. The restructuring charge included severance, facility closure and other costs incurred in connection with a cost reduction program. (See Note 8 of Notes to Consolidated Financial Statements.)

                                                                                         Three months ended
                              1997                          1998
                 ---------------------------------------------------------------
                 Mar.31  June 30 Sept.30  Dec.31  Mar.31 June 30 Sept.30  Dec.31
                 ------  ------- -------  ------  ------ ------- -------  ------
                                          (in thousands)
Revenue........ $38,388 $42,326 $40,030 $39,860 $40,888 $45,067 $40,509 $42,306
Cost of revenue  22,919  24,871  23,687  24,108  24,885  28,185  25,632  26,469
                 ------  ------  ------  ------  ------  ------  ------  ------
  Gross profit.  15,469  17,455  16,343  15,752  16,003  16,882  14,877  15,837
SG&A expense...  10,298  10,863  11,128  10,325  10,787  10,961  11,799  10,698
Depreciation...   1,911   1,978   2,094   2,233   2,193   2,239   2,296   2,350
                 ------  ------  ------  ------  ------  ------  ------  ------
    Operating
     income....   3,260   4,614   3,121   3,194   3,023   3,682     782   2,789
Other (income) expense:
 Interest
 expense,net...   1,862   1,925   2,374   2,357   2,517   2,599   2,626   2,728
 Special charges     -       -       -       -       -      300      -      515
 Restructuring
   charge......      -       -       -       -       -       -       -      740
 Other (income)
   expense, net       4      19     (17)     33       3      13    (142)     67
 Amortization of
   intangibles..    388     391     376     376     376     374     375     376
                 ------  ------  ------- ------  ------  ------  ------  ------
Income (loss) before
   taxes and
   extraordinary
   loss........   1,006   2,279     388     428     127     396  (2,077) (1,637)
 Income tax provision
     (benefit).     447   1,091     347     397      75     237    (356)     44
                 ------  ------  ------- ------  ------  ------  ------  ------
Income (loss) before
     extraordinary
     loss......     559   1,188      41      31      52     159  (1,721) (1,681)
 Extraordinary
     loss......      -       -    2,342      -       -       -       -      -
                 ------  ------  ------- ------  ------  ------  ------  ------
Net income
    (loss)..... $   559 $ 1,188 $(2,301)$     3 $    52 $   159 $(1,721)$(1,681)
                 ======   =====  ======  ======  ======  ======  ======  ======


EBITDA......... $ 5,171 $ 6,592 $ 5,215 $ 5,427 $ 5,216 $ 5,921 $ 3,078 $ 5,139
                 ======  ======  ======  ======  ======  ======  ======  ======


Liquidity and Capital Resources

      The Company principally has financed its operations through net cash provided by operating activities, existing cash balances, available credit facilities and capital contributions from Holding. In August 1997, HydroChem issued $110.0 million of its 10 3/8% Senior Subordinated Notes due 2007 (the "Series A Notes") in a private offering pursuant to Rule 144A under the Securities Act of 1933. HydroChem registered a substantially identical series of notes (the "Series B Notes") with the Securities and Exchange Commission and on November 7, 1997, completed an exchange of the Series B Notes for the Series A Notes. The Series B Notes mature on August 1, 2007 and bear interest at 10 3/8% per annum which is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998. The Series B Notes are redeemable at the option of HydroChem, in whole or in part, on or after August 1, 2002 at specified redemption prices. In addition, until August 4, 2000, up to 35% of the Series B Notes are redeemable at the option of HydroChem with the proceeds from one or more equity offerings at a redemption price of 109.375% of the principal amount thereof. International is a guarantor of the Series B Notes. A portion of the net proceeds from the sale of the Series A Notes was used to repay indebtedness, accrued interest and fees under the Company's then existing senior debt ($45.7 million) and subordinated debt ($18.7 million). In addition, $8.5 million was used to fund a dividend to Holding which Holding used to discharge accrued interest on its indebtedness and accrued dividends on its preferred stock. The remaining proceeds were invested in commercial paper and other interest bearing deposits with short-term maturities and later used for general corporate purposes and the acquisition of Valley.

      On December 31, 1997, HydroChem entered into a participating credit agreement with a financial institution for a credit facility (the "Credit Facility") which provides for unsecured borrowings of up to $25 million, subject to borrowing base limitations. The term of the Credit Facility is three years, and any borrowings thereunder bear interest at rates adjusted quarterly. Interest rates are based on (i) a range from LIBOR plus 1.75% to LIBOR plus 3.00%, or, at the discretion of HydroChem, (ii) the higher of (a) the prime rate and (b) the Federal Funds Rate plus 0.50%, plus an applicable margin of up to 1.00%. In addition, a commitment fee of 0.25% to 0.50% per annum is payable quarterly on the unborrowed portion of the Credit Facility. The specific rate within each range depends on the Company's operating performance. The Credit Facility requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from pledging its assets. Effective September 30, 1998 and December 31, 1998, the credit agreement was amended to modify, among other things, certain of these ratios and covenants. As of December 31, 1998, HydroChem's borrowing base under the Credit Facility was $22.8 million, of which $3.2 million had been drawn in the form of standby letters of credit principally issued in connection with the Company's property and casualty insurance program. At December 31, 1998, there were no other borrowings under the Credit Facility, and HydroChem had available unused borrowings of $19.6 million and $33.8 million in cash and cash equivalents.

      In connection with the Company's new headquarters and operating facilities in the Houston, Texas area, HydroChem entered into a loan agreement with a financial institution (the "Construction Loan Agreement") on July 17, 1998. The Construction Loan Agreement provides for an interim financing construction loan of up to $7.5 million which, under certain conditions and at the sole discretion of HydroChem, is convertible to a term loan. As management plans to convert the construction loan to the term loan prior to July 16, 1999, the outstanding borrowings at December 31, 1998 have been presented as long-term debt with the related scheduled maturities expected under the term loan have been presented as current portion of long-term debt. The loans are collateralized by first priority liens on the land and improvements. The construction loan requires quarterly payments of interest, and matures on the earlier of July 16, 1999 or, when converted,on the date of conversion to the term loan. Interest rates on the construction loan are at the lender's commercial loan rate less 0.50%. When converted, the resulting term loan will mature on September 30, 2006 and will require quarterly payments of principal and interest. Interest rates on the term loan will be at LIBOR plus 1.75% adjusted quarterly. On July 17, 1998, HydroChem also entered into an interest rate protection agreement with the same financial institution (the "Interest Rate Swap"). Under the Interest Rate Swap, the Company's effective fixed borrowing rate for the term loan will be 7.82%. It is anticipated that the Interest Rate Swap will be utilized at the time the construction loan is converted to the term loan. The Construction Loan Agreement requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from transferring or pledging the facility's assets. At December 31, 1998, the Company had borrowed $6.1 million under the Construction Loan Agreement. Effective September 30, 1998, the construction loan agreement was amended to modify, among other things, certain of these ratios and covenants. In addition, the Company obtained a waiver with respect to one ratio for non-compliance resulting from the Company's special and restructuring charges recorded during the quarter ended December 31, 1998. Management expects that HydroChem will remain in compliance with the terms of the amended loan agreement in future periods.

      For the year ended December 31, 1998, the Company used net cash of $5.9 million for operating and investing activities which consisted of $13.0 million provided by operating activities and $18.8 million used in investing activities. For the year ended December 31, 1997, $3.5 million of net cash was provided by operating and investing activities which consisted of $12.7 million provided by operating activities and $9.2 million used in investing activities. For the year ended December 31, 1996, $8.2 million of net cash was provided by operating and investing activities which consisted of $14.9 million provided by operating activities and $6.7 million used in investing activities. For all periods presented, investing activities consisted primarily of expenditures for property and equipment. In 1998, these expenditures included the purchase of land and the construction of the Company's new headquarters facility for $9.1 million, and the implementation of certain field and corporate software and hardware information systems for $1.6 million.

      Management believes that cash and cash equivalents at December 31, 1998 and net cash expected to be provided by operating activities and borrowings, if necessary, under the Company's existing credit facilities will be sufficient to meet its cash requirements for operations and expenditures for property and equipment for the next twelve months and the foreseeable future thereafter and to fund the acquisition described below. (See Note 6 of Notes to Consolidated Financial Statements.)

Acquisition

      On January 5, 1999, HydroChem acquired substantially all of the assets and assumed certain liabilities of Valley. The acquisition, effective as of January 1, 1999, was pursuant to the terms and conditions of a Second Amended and Restated Asset Purchase Agreement dated as of September 8, 1998. The assets acquired consisted primarily of (i) accounts receivable, (ii) property, plant and equipment, (iii) intangibles, including customer agreements, customer lists and facility leases, and (iv) other operating assets. The purchase price for the acquired assets, which is subject to certain post closing adjustments, was approximately $29.8 million in cash of which $4 million was deposited into escrow. In addition, the Company assumed approximately $2.5 million in capital lease obligations and paid $5.3 million in cash at closing to retire Valley's bank debt.

Impact of Year 2000

      The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a system failure or miscalculation if, for example, a computer program recognizes a date of "00" as the year 1900 instead of 2000. The Company has assessed the Year 2000 issue with regard to its internal financial and operating systems as well as certain third parties with which the Company has material relationships.

      With regard to the Company's internal financial and operating systems, HydroChem has acquired new software and hardware systems which it believes to be Year 2000 compliant. These systems recently have been implemented. The Company intends to test the new systems for compliance by the end of the second fiscal quarter of 1999. Although the Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness, the Company's Year 2000 compliance program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available. As of December 31, 1998, $1.2 million had been expended for these new software and hardware systems, and the Company estimates it will ultimately incur approximately $2.2 million in connection with these systems.

      As part of its Year 2000 compliance program, the Company has identified certain third parties with which it has material relationships. These parties are primarily large financial, telecommunication and information processing entities, vendors, other third party suppliers, and customers. Certain of these third parties have reported to the Company that they are on schedule with their projects to remediate Year 2000 issues, and that they anticipate being Year 2000 compliant on a timely basis. The Company intends to continue to monitor the progress of these third parties and will develop contingency plans during 1999 in the event one or more of these third parties fail to remediate their Year 2000 issues in such a way as to materially affect the operations of the Company. Although there can be no assurance, the Company has no reason to believe that any Year 2000 issues it may experience with third parties will have a material impact on the Company's operations.

      The Year 2000 issue involves significant risks. There can be no assurance that the Company will succeed in implementing its Year 2000 program, potentially as a result of factors which are beyond the Company's control. The following describes the Company's most reasonably likely worst-case scenario, given current uncertainties: if the Company's newly acquired software and hardware fail the testing phase, or any software application or embedded microprocessors central to the Company's operations are overlooked in the assessment or implementation phases, significant problems could occur including delays in accounting and financial reporting. It is also possible, given the numerous other uncertainties that could occur, the Company's business, financial condition and results of operations could be adversely affected. The Company is unable to assess the likelihood of such events occurring or the extent of their effect.

      The foregoing Year 2000 discussion contains "forward-looking statements". Such statements, including without limitation anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant information technology and non-information technology systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by businesses and other third parties who are service providers, suppliers or customers of the Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans, and similar uncertainties. The "forward -looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The following discussion regarding the Company's market risk includes "forward-looking" statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      The Company is exposed to certain market risks which include financial instruments such as short-term investments, trade receivables, and long-term debt. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. The Notes to Consolidated Financial Statements provide a description of the Company's accounting policies and other information related to these financial instruments. The Company does not engage in speculative transactions and does not use derivative instruments or engage in hedging activities, except for the Interest Rate Swap which is expected to be used during 1999 in connection with its term loan.

      The Company provides industrial cleaning services to a wide range of processing industries including petrochemical plants, oil refineries, electric utilities, pulp and paper mills, rubber plants, and aluminum plants. The Company believes its portfolio of accounts receivable is well diversified and, as a result, its credit risks are minimal. The Company evaluates the creditworthiness of its customers and monitors accounts on a periodic basis, but typically does not require collateral. The Company's trade receivables are primarily denominated in U.S. dollars and are generally due within 30 days. In general, trade receivables are collected in a timely manner, and historically bad debts have been immaterial and within managements expectations. Timely collection of trade receivables minimizes associated credit risk.

      The Company places its short-term investments, which generally have a term of less than 90 days, with high quality financial institutions, limits the amount of credit exposure to any one institution, and has investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of December 31, 1998, the Company had short-term investments totaling $35.6 million. Due to the short-term nature of these instruments, the carrying value approximated market value. The Company does not expect to continue to make significant investments in short-term financial instruments during 1999 and, as a result, a decrease of 1.0% over 1998 average rates would have a nominal effect on interest income.

     As of December 31, 1998, the Company's outstanding long-term debt consisted of senior subordinated notes and a construction loan. The senior subordinated notes totaled $110.0 million, are due in the year 2007, and bear interest at a fixed rate of 10 3/8%. As of December 31, 19998, their fair value was estimated to be $104.5 million. At the same date, the construction loan totaled $6.1 million and approximated its fair value. The construction loan, which bears interest at the lender's commercial loan rate less 0.50%, is expected to be converted to a term loan in 1999 and will bear interest at LIBOR rates plus 1.75% adjusted quarterly. To protect the term loan against interest rate fluctuations, the Company will utilize the Interest Rate Swap which will fix the interest rate at 7.82%. The market risk estimated as a potential increase in fair value of debt instruments resulting from a hypothetical 1.0% decrease in interest rates, is estimated to not be material to the Company during 1999.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the Index to Consolidated Financial Statements on page 22 for the Company's Consolidated Financial Statements and Notes thereto. Quarterly financial data for the Company is presented on page 17. Supplementary schedules for the Company have been omitted as not required or not applicable because the information required to be presented is included in the Company's Consolidated Financial Statements and Notes thereto.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Financial Statements                                         Page
  Report of Independent Auditors............................................23

  Consolidated Balance Sheets as of December 31, 1997 and 1998..............24

  Consolidated Statements of Operations for each of the years ended
     December 31, 1996, 1997 and 1998.......................................25

  Consolidated Statements of Stockholder's Equity for each of the years ended
     December 31, 1996, 1997 and 1998.......................................26

  Consolidated Statements of Cash Flows for each of the years ended
     December 31, 1996, 1997 and 1998.......................................27

  Notes to Consolidated Financial Statements................................28

                        REPORT OF INDEPENDENT AUDITORS





Board of Directors
HydroChem Industrial Services, Inc.


     We have audited the accompanying consolidated balance sheets of HydroChem Industrial Services, Inc. and Subsidiary (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HydroChem Industrial Services, Inc. and Subsidiary at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                ERNST & YOUNG LLP



Houston, Texas
February 12, 1999

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                                                  December 31,
                                                       1997          1998
                                                   -----------   -------------
                                    ASSETS
   Current assets:
      Cash and cash equivalents.................     $ 33,862    $ 33,775
      Restricted cash (Note 3)..................        2,858          -
      Receivables, less allowance of $1,280 and
        $536, respectively                             24,341      23,941
      Inventories...............................        3,863       3,902
      Prepaid expenses and other current assets.        1,791       1,714
      Income taxes receivable...................          407         243
      Deferred income taxes (Note 9)............        1,835       1,467
                                  -                     -----       -----
         Total current assets...................       68,957      65,042

   Property and equipment, at cost (Note 5).....       63,210      81,459
      Accumulated depreciation..................      (24,872)    (33,322)
                                                      -------     -------
                                                       38,338      48,137

   Intangible assets, net (Note 2)..............       44,798      43,246
                                                      --------    -------

         Total assets...........................     $152,093    $156,425
                                                      =======     =======

                     LIABILITIES AND STOCKHOLDER'S EQUITY
 Current liabilities:
      Accounts payable..........................     $  4,823      $4,973
      Income taxes payable......................           40          -
      Accrued liabilities.......................       11,770      13,193
      Current portion of long-term debt (Note 6)           -          121
                                                      -------     -------
         Total current liabilities..............       16,633      18,287

   Long-term debt (Note 6)......................      110,000     115,996
   Deferred income taxes (Note 9 )..............        8,753       8,626
   Commitments and contingencies (Note 10)

   Stockholder's equity:
      Common stock, $.01 par value:
         1,000 shares authorized, 100 shares outstanding    1           1
      Additional paid in capital................       16,558      16,558
      Retained earnings (deficit)...............          148      (3,043)
                                                      -------     --------
      Total stockholder's equity................       16,707      13,516
                                                      -------     --------

         Total liabilities and stockholder's equity  $152,093    $156,425
                                                     ========    ========





                           See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                  Year ended December 31,
                                               1996         1997        1998
                                            ----------   ----------  -----------
Revenue................................      $156,003      $160,604    $168,770
Cost of revenue........................        94,373        95,585     105,171
                                              -------       --------    --------
   Gross profit........................        61,630        65,019      63,599

Selling, general and administrative expense    42,103        42,614      44,245
Depreciation...........................         7,765         8,216       9,078
                                              -------       --------    --------
   Operating income....................        11,762        14,189      10,276

Other (income) expense:
   Interest expense, net...............         7,920         8,518      10,470
   Special charges (Note 8)............           511            -          815
   Restructuring charge (Note 8).......            -             -          740
   Other (income) expense, net.........           (21)           39         (59)
   Amortization of intangibles.........         1,523         1,531       1,501
                                              -------       --------    --------

Income (loss) before taxes and
   extraordinary loss..................         1,829         4,101      (3,191)

   Income tax provision (Note 9).......         1,284         2,282          -
                                              -------       --------    --------

Income (loss) before extraordinary loss           545         1,819      (3,191)

   Extraordinary loss on early extinguishment
      of debt, net of taxes (Note 6)...            -          2,342          -
                                              -------       --------    --------

Net income (loss)......................      $    545      $   (523)    $(3,191)
                                              =======       ========    ========

















                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (in thousands)


                                            Additional    Retained
                                    Common    Paid-in     Earnings
                                     Stock    Capital     (Deficit)    Total
                                     -----    -------     ---------    -----
Balance at December 31, 1995.....   $      1    $19,670    $5,554    $25,225
   Net income....................          -         -        545        545
                                     -------     -------    ------    -------
Balance at December 31, 1996.....          1     19,670      6,099    25,770
   Dividend to parent (Note 6)...          -     (3,112)    (5,428)   (8,540)
   Net loss......................          -         -        (523)     (523)
                                     -------     -------    -------   -------
Balance at December 31, 1997.....          1     16,558        148    16,707
   Net loss......................           -        -      (3,191)   (3,191)
                                    ---------    -------    -------   -------
Balance at December 31, 1998.....   $       1   $16,558    $(3,043)  $13,516
                                     ========    =======    =======   =======
































                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year ended December 31,
                                                     -----------------------
                                                   1996        1997      1998
                                                  ------      ------    ------
Operating activities:
   Net income (loss).....................        $   545    $   (523)  $ (3,191)
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
      Depreciation.......................          7,765       8,216      9,078
      Amortization.......................          1,523       1,531      1,501
      Amortization of deferred financing costs       584         480        392
      Write-off of deferred financing costs           -        3,178         -
      Deferred income tax provision......            755         969        241
   Loss (gain) on sale of property and equipment       9          79        (36)
   Changes in operating assets and liabilities:
      Restricted cash....................             -       (2,858)     2,858
      Receivables, net...................          3,192          16        400
      Inventories........................           (430)       (294)       (39)
      Prepaid expenses and other current assets       70        (651)        77
      Income taxes receivable............             -         (407)       164
      Accounts payable...................            777        (881)       150
      Income taxes payable...............           (373)         28        (40)
      Accrued liabilities................            444       3,799      1,423
                                                  -------     -------   --------
        Net cash provided by operating
          activities.....................         14,861      12,682     12,978
                                                 --------     -------   --------

Investing activities:
   Expenditures for property and equipment        (6,829)     (9,557)   (19,149)
   Purchase of assets, net of cash acquired         (256)         -          -
   Proceeds from sale of property and equipment      376         336        308
                                                     ---         ---        ---
        Net cash used in investing activities     (6,709)     (9,221)   (18,841)
                                                 --------     -------   --------

Financing activities:
   Proceeds from issuance of senior
    subordinated notes...................             -      110,000         -
   Proceeds from (repayments of)
    long-term debt, net                           (8,569)    (68,325)     6,117
   Debt financing costs..................             -       (3,405)      (341)
   Dividend to parent....................             -       (8,540)        -
                                                 --------     -------   --------
        Net cash provided by (used in) financing
           activities....................         (8,569)     29,730      5,776
                                                 --------     -------   --------

Net increase (decrease) in cash and
 cash equivalents........................           (417)     33,191        (87)
Cash and cash equivalents at
 beginning of period.....................          1,088         671     33,862
                                                 --------     -------   --------
Cash and cash equivalents at
 end of period...........................       $    671    $ 33,862   $ 33,775
                                                 ========     =======    =======

Supplemental disclosure:
   Cash paid during the year for interest       $  7,409     $5,869    $ 11,290
   Cash paid (refunded) during the year
      for income taxes, net of refunds...            902        255        (355)


                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                  AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998


1.   Organization, Formation and Basis of Presentation

     The consolidated financial statements include the accounts of HydroChem Industrial Services, Inc. ("HydroChem") and its wholly owned subsidiary, HydroChem International, Inc. ("International"). HydroChem generally conducts business outside the United States through International. (HydroChem and International are hereinafter sometimes referred to either separately or collectively as the "Company.") HydroChem is a wholly owned subsidiary of HydroChem Holding, Inc.
("Holding").

     The Company is engaged in the business of providing industrial cleaning services to a wide range of processing industries, including petrochemical plants, oil refineries, electric utilities, pulp and paper mills, rubber plants, and aluminum plants. This type of work is typically recurring maintenance to improve or sustain the operating efficiencies and extend the useful lives of process equipment and facilities. Services provided include high-pressure water cleaning (hydroblasting), chemical cleaning, industrial vacuuming, mechanical services, waste minimization, and commissioning and other specialized services.

2.   Significant Accounting Policies

Principles of Consolidation

     The accompanying  consolidated financial statements include the accounts of
HydroChem  and  International.   All  significant   intercompany   accounts  and
transactions have been eliminated in consolidation.

Cash and Cash Equivalents

     All debt instruments and investments that are readily convertible to known amounts of cash are considered to be cash equivalents.

Inventories

     Inventories are stated at the lower of cost (weighted-average cost) or market.

Property and Equipment

     Property and equipment are recorded at cost. Costs assigned to property and equipment of acquired businesses are based on estimated fair value at the date of acquisition. Depreciation is provided for using the straight-line method over estimated useful lives ranging from 3 to 39 years.

     When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Intangible Assets

     Intangible assets, which relate primarily to costs in excess of the fair value of net assets acquired, are primarily being amortized over 40 years on a straight-line basis. Intangible assets also include costs allocated to other specifically identifiable assets arising from business acquisitions which are being amortized on a straight-line basis over their estimated useful lives, which range from 3 to 40 years. These intangible assets totaled $41,534,000 and $40,032,000, net of accumulated amortization of $5,647,000 and $7,148,000, at December 31, 1997 and 1998, respectively. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of the intangible assets may warrant revision or that the remaining balances may not be recoverable. Should factors indicate that the intangible assets should be evaluated for possible impairment, the Company would use an estimate of the acquired business's undiscounted future cash flows compared to the carrying value of the assets to determine whether the assets are deemed impaired. Management believes there have been no events or circumstances which warrant revision to the remaining useful lives or which affect the recoverability of the Company's intangible assets.

     Other intangibles include deferred financing costs of $3,264,000 and $3,214,000, net of accumulated amortization of $945,000 and $1,337,000, at December 31, 1997 and 1998, respectively. Deferred financing costs are being amortized over three to ten year financing terms and are recorded as interest expense.

Revenues

     Revenues are recognized when services are provided.

Income Taxes

     Income taxes are provided for based on the liability method of accounting. Deferred income taxes are recorded to reflect the tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities.

Stock-Based Compensation

     Holding grants stock options to employees of the Company for a fixed number of shares with an exercise price no less than the fair value of the shares at the date of grant. The Company accounts for such stock option grants in accordance with FASB 123, which permits the measurement of compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and the Company has elected to follow APB 25.

Reclassifications

     Certain 1996 and 1997 amounts have been reclassified to conform with the 1998 presentation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

     The Company provides industrial cleaning services to a wide range of processing industries including petrochemical plants, oil refineries, electric utilities, pulp and paper mills, rubber plants, and aluminum plants. The Company believes its portfolio of accounts receivable is well diversified and, as a result, its credit risks are minimal. The Company evaluates the creditworthiness of its customers and monitors accounts on a periodic basis, but typically does not require collateral.
Credit losses have been within management's expectations.

3.   Restricted Cash

     At December 31, 1997, restricted cash represented security for letters of credit which were principally incurred in connection with the Company's property and casualty insurance program. At December 31, 1998, these letters of credit were secured by the Company's Credit Facility (see Note 6).

4.   Receivables

     Receivables primarily include trade accounts and accrued receivables of $24,341,000 and $23,941,000, net of allowance for doubtful accounts of $1,280,000 and $536,000, at December 31, 1997 and 1998, respectively. During 1997 and 1998, the Company recorded bad debt expense of $539,000 and $13,000, respectively. In addition, during 1997 and 1998, the Company recorded other adjustments to the allowance for doubtful accounts in the amount of $119,000 and $72,000, respectively. Also in 1998, the Company wrote-off receivables which were uncollectible in the amount of $685,000, of which $527,000 was due from one customer.

5.   Property and Equipment

     Property and equipment at December 31, 1997 and 1998 consisted of the following (in thousands):

                                                             1997        1998
                                                             ----        ----
      Land..............................................   $    617   $  1,747
      Office facilities, furniture, fixtures
        and computer equipment..........................      6,074     16,223
      Machinery and equipment (including vacuum trucks).     53,845     61,200
      Vehicles..........................................      2,150      1,906
      Construction in progress..........................        524        383
                                                                ---        ---
                                                           $ 63,210   $ 81,459
                                                           ========   ========

6.   Long-term Debt

     Long-term debt at December 31, 1997 and 1998 consisted of the following (in thousands):

                                                             1997        1998
                                                             ----        ----
      Senior subordinated notes..........................  $110,000   $110,000
      Construction loan..................................        -       6,117
                                                             ------     ------
      Total long-term debt...............................   110,000    116,117
         Less current portion of long-term debt..........        -        (121)
                                                             ------      ------
                                                           $110,000   $115,996
                                                           ========   ========

     In August 1997, HydroChem issued $110,000,000 of its 10 3/8% Senior Subordinated Notes due 2007 (the "Series A Notes") in a private offering pursuant to Rule 144A under the Securities Act of 1933. HydroChem registered a substantially identical series of notes (the "Series B Notes") with the Securities and Exchange Commission and on November 7, 1997 completed an exchange of the Series B Notes for the Series A Notes. The Series B Notes mature on
August 1, 2007 and bear interest at 10 3/8% per annum which is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998. The Series B Notes are redeemable at the option of HydroChem, in whole or in part, on or after August 1, 2002 at specified redemption prices. In addition, until August 4, 2000, up to 35% of the Series B Notes are redeemable at the option of HydroChem with the proceeds from one or more equity offerings at a redemption price of 109.375% of the principal amount thereof. International is a guarantor of the Series B Notes.

     A portion of the net proceeds from the sale of the Series A Notes was used to repay indebtedness, accrued interest and fees under the Company's then existing senior debt ($45.7 million) and subordinated debt ($18.7 million). In addition, $8.5 million was used to fund a dividend to Holding which Holding used to discharge accrued interest on its indebtedness and accrued dividends on its preferred stock. As a result of the early repayment of HydroChem's prior debt, an extraordinary loss was recognized in the amount of $2,342,000 (net of a related tax benefit of $1,435,000). The extraordinary loss consisted of the write-off of associated deferred financing costs in the amount of $3,178,000 before related tax benefit, as well as a prepayment premium and other related fees and expenses.

     On December 31, 1997, HydroChem entered into a participating credit agreement with a financial institution for a credit facility (the "Credit Facility") which provides for unsecured borrowings of up to $25,000,000, subject to borrowing base limitations. The term of the Credit Facility is three years and any borrowings thereunder bear interest at rates adjusted quarterly. Interest rates are based on (i) a range from LIBOR plus 1.75% to LIBOR plus 3.00%, or, at the discretion of HydroChem, (ii) the higher of (a) the prime rate and (b) the Federal Funds Rate plus 0.50%, plus an applicable margin of up to 1.00%. In addition, a commitment fee of 0.25% to 0.50% per annum is payable quarterly on the unborrowed portion of the Credit Facility. The specific rate within each range depends upon the Company's operating performance. The Credit Facility requires the Company to meet certain customary financial ratios and covenants, and generally restricts the Company from pledging its assets. Effective September 30, 1998 and December 31, 1998, the credit agreement was amended to modify, among other things, certain of these ratios and covenants. As of December 31, 1998, HydroChem's borrowing base under the Credit Facility was $22,839,000, of which $3,192,000 had been drawn in the form of standby letters of credit, principally issued in connection with the Company's property and casualty insurance program. At December 31, 1998, there were no other borrowings under the Credit Facility, and HydroChem had available unused borrowings of $19,647,000.

     In connection with the Company's new headquarters and operating facilities in the Houston, Texas area, HydroChem entered into a loan agreement with a financial institution (the "Construction Loan Agreement") on July 17, 1998. The Construction Loan Agreement provides for an interim financing construction loan of up to $7,500,000 which, under certain conditions and at the sole discretion of HydroChem, is convertible to a term loan. As management plans to convert the construction loan to the term loan prior to July 16, 1999, the outstanding borrowings at December 31, 1998 have been presented as long-term debt with the related scheduled maturities expected under the term loan have been presented as current portion of long-term debt. The loans are collateralized by first priority liens on the land and improvements. The construction loan matures on the earlier of July 16, 1999 or,when converted, on the date of conversion to the term loan and requires quarterly payments of interest. Interest rates on the construction loan are at the lender's commercial loan rate less 0.50%. When converted, the resulting term loan will mature on September 30, 2006 and will require quarterly payments of principal and interest. Interest rates on the term loan will be at LIBOR plus 1.75% adjusted quarterly. On July 17, 1998, HydroChem also entered into an interest rate protection agreement with the same financial institution (the "Interest Rate Swap"). Under the Interest Rate Swap, HydroChem's effective fixed borrowing rate for the term loan will be 7.82%. It is anticipated that the Interest Rate Swap will be utilized at the time the construction loan is converted to the term loan.The Construction Loan Agreement requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from transferring or pledging the facility's assets. At December 31, 1998, HydroChem had borrowed $6,117,000 under the Construction Loan Agreement. Effective September 30, 1998, the construction loan agreement was amended to modify, among other things, certain of these ratios and covenants. In addition, the Company obtained a waiver with respect to one ratio for non-compliance resulting from the Company's special and restructuring charges recorded during the fiscal quarter ended December 31, 1998. The Company expects to remain in compliance with the terms of the amended loan agreement in future periods.

     Maturities of long-term debt for the years ended December 31, are as follows (in thousands):

            1999................................    $    121
            2000................................         170
            2001................................         186
            2002................................         202
            2003................................         218
            Thereafter..........................     115,220
                                                     -------
                                                    $116,117
                                                    ========

7.   Stockholder's Equity

     A warrant has been issued by Holding on behalf of HydroChem to provide an option to purchase up to 496,623 shares of Holding's Class A Common Stock at an exercise price of $.01 per share. This warrant currently expires on July 1, 2004 and has not been exercised as of December 31, 1998. An additional warrant has been issued which provides an option to purchase up to 310,390 shares of Holding's Class C Common Stock at an exercise price of $.01 per share. This warrant expires on January 10, 2005 and has not been exercised as of December 31, 1998. The value of these warrants is associated with deferred financing costs of extinguished debt (see Note 6).

8.   Special and Restructuring Charges

     In April 1996, HydroChem signed a letter of intent to merge with a publicly traded company. Upon subsequent negotiations and the completion of due diligence, it was determined that the merger would not be beneficial to both parties and it was agreed to terminate negotiations. The Company incurred $511,000 of expenses relating to legal, accounting and other services which were provided in connection with the negotiation and due diligence efforts. These expenses were recorded as a special charge in 1996.

     In March 1998, HydroChem signed a letter of intent to acquire all of the outstanding capital stock of an industrial cleaning company. The parties were unable to agree on the terms of a definitive agreement and, as a result, terminated negotiations. The Company incurred $325,000 of expenses, principally consisting of legal, accounting and other services which were provided in connection with negotiation and due diligence efforts. These expenses were recorded as a special charge in 1998.

     During 1998, HydroChem incurred other non-recurring expenses of $290,000 related to its consolidation of corporate facilities and certain other operations into the Company's new headquarters. In addition, HydroChem incurred $200,000 of non-capitalizable costs incurred in connection with its Year 2000 compliance program (see Note 16). These expenses were also recorded as special charges in 1998.

     In late 1998, HydroChem implemented a cost reduction program which included, among other things, a reduction in work force. The reduction in work force affected approximately 92 field and office personnel. The Company recognized $740,000 of severance, facility closure and other costs in connection with this program which were recorded as a restructuring charge in 1998.

9.   Income Taxes

     The Company files a consolidated tax return with Holding. Current and deferred taxes are allocated on a separate company basis. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1998 were as follows (in thousands):

                                                         1997        1998
                                                         ----        ----
       Deferred tax liabilities:
        Property and equipment.....................    $ 4,370      $ 5,700
        Intangibles................................      5,528        5,736
                                                        ------       ------
        Total deferred tax liabilities.............      9,898       11,436
     Deferred tax assets:
        Net operating loss.........................      1,497        3,847
        Alternative minimum tax....................      1,338        1,338
        Foreign tax credit.........................        422          366
        Accrued liabilities........................        708        1,059
        Receivables................................        486          179
        Other......................................         26          (20)
        Valuation allowance........................     (1,497)      (2,492)
                                                        ------       ------
     Total deferred tax assets.....................      2,980        4,277
                                                        ------       ------
     Net deferred tax liability....................    $ 6,918      $ 7,159
                                                        ======       ======

     The provision (benefit) for income taxes for the years ended December 31, 1996, 1997 and 1998 consisted of the following (in thousands):

                                                    1996      1997        1998
                                                  --------  --------    --------
     Current................................    $  529      $1,313     $(241)
     Deferred...............................       755         969       241
                                                 -----       -----      ------
                                                $1,284      $2,282     $  -
                                                 =====       =====      ======

     The differences between income taxes computed at the federal statutory income tax rate and the provision for income taxes for the years ended December 31, 1996, 1997 and 1998 consisted of the following (in thousands):

                                                    1996      1997        1998
                                                  --------  --------    --------
     Income taxes computed at federal income
      tax rate..............................        $  622   $1,396     $(1,085)
     State income taxes, net of federal tax benefit    222      339         (64)
     Nondeductible permanent differences....           730      718         538
     Change in valuation allowance..........             -        -         995
     Other, net.............................          (290)    (171)       (384)
                                                     ------    -----      ------
     Provision for income taxes.............        $1,284   $2,282     $     -
                                                     =====    =====       ======

     At December 31, 1998, the Company had alternative minimum tax credit carryforwards of approximately $1,338,000, foreign tax credit carryforwards of approximately $366,000 and a net operating loss carryforward of approximately $10,125,000. The alternative minimum tax credit carryforwards are available indefinitely, the foreign tax credit carryforwards begin to expire in 1999 and the net operating loss carryforward begins to expire in 2009.

10.  Commitments and Contingencies

     The Company leases most of its locations, and certain vehicles and equipment under operating leases. The leases contain various renewal options, rent escalation provisions and insurance requirements. Lease expense for the years ended December 31, 1996, 1997 and 1998 was $6,191,000, $7,544,000 and
$8,470,000, respectively.

     Future minimum rental commitments under operating leases with initial terms of one year or more at December 31, 1998 are as follows (in thousands):

     1999............................................   $  6,807
     2000............................................      5,043
     2001............................................      3,212
     2002............................................      2,271
     2003............................................      1,501
     Thereafter......................................      1,310
                                                         -------
     Total...........................................    $20,144
                                                          ======

     The Company is a defendant in various lawsuits arising in the normal course of business. Substantially all of these suits are being defended by the Company's insurance carriers. While the results of litigation cannot be predicted with certainty, management believes adequate provision has been made for such claims and the final outcome of such litigation will not have a material effect on the Company's consolidated financial position.

     The Company is also a defendant in approximately 70 lawsuits originally filed in the 18th Judicial District Court for the Parish of Iberville, Louisiana against Georgia Gulf Corporation ("Georgia Gulf"), the Company and other defendants, which have arisen from a chemical exposure incident at a Georgia Gulf facility in Plaquemine, Louisiana in September 1996. The suits cover claims by approximately 640 non-Company employees present at the facility (the "Worker Plaintiffs") and by approximately 1,400 persons who are related to or live with the Worker Plaintiffs. All of the plaintiffs seek damages for alleged toxic exposure resulting from this incident. All but a few of these suits has been removed to the United States District Court for the Middle District of Louisiana. A date for trial in Federal Court has not yet been set. The Company is being defended in these suits by one of its liability insurance carriers.

     Recently, the Company has been informed that Georgia Gulf, which is the primary defendant in these actions, has settled claims with certain of the plaintiffs and that it will attempt to settle with as many of the remaining plaintiffs as possible. The Occupational Safety and Health Administration investigated this incident and issued citations to Georgia Gulf and not to the Company or any other defendant. Nevertheless, because it is always possible that a jury would assess some percentage of liability to the Company resulting in an adverse jury verdict, the Company believes it would be prudent to settle these suits if possible, especially in view of the recent settlement activity by Georgia Gulf. Consequently, the

Company has initiated preliminary settlement negotiations with each of Georgia Gulf and a group of attorneys representing a majority of the plaintiffs. The Company may also pursue other settlement strategies.

     Based on the current circumstances, and although there can be no assurance, the Company believes it can settle all or substantially all of these lawsuits, and that the aggregate amount of any such settlements will be within the limits of its applicable insurance coverage.

11.  401(k) and Profit Sharing Plan

     HydroChem maintains the HydroChem Industrial Services Discretionary Profit Sharing Plan and 401(k) Plan (the "Plan"). Profit sharing contributions to the Plan are at the discretion of the Board of Directors of HydroChem. All profit sharing contributions are allocated to the accounts of individual participants based upon a formula. Eligible employees, at their option, may also make contributions to their separate 401(k) accounts within the Plan. In 1996 and 1997, HydroChem matched, on a 50% basis, all employee contributions up to $500. Effective January 1, 1998, HydroChem matches 100% of the first 3% of compensation contributed by non-exempt employees and 50% of the first 3% of compensation contributed by exempt employees, up to a maximum of $750 per employee. All profit sharing and 401(k) contributions and any earnings thereon are tax-deferred.

     For the years ended  December 31, 1996 and 1997,  HydroChem  recognized  as expense profit sharing contributions to the Plan of $100,000 and $500,000, respectively. There was no expense recognized in 1998 for profit sharing contributions. For the same years, there were employer 401(k) matching contributions to the Plan of $207,000, $196,000 and $502,000, respectively.

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

     All options granted under the Option Plan are nontransferable except by the laws of descent and distribution. All options also expire ten years after the date of grant or upon earlier termination of employment unless due to death, disability or retirement, in which case the option remains exercisable for an additional three months in the case of retirement and one year in the case of death or disability, but, in all cases, only to the extent it was exercisable at the time of such death, disability or retirement. All options granted since the inception of the Option Plan have been NonQualified Stock Options and become exercisable in installments over three to four year periods after the date of grant. The weighted-average remaining contractual life of outstanding options at December 31, 1998 was 7.3 years.

     A summary of the Option Plan as of December 31, 1996, 1997 and 1998 and changes during the years ended on those dates is presented below:


                                                        Number of   Weighted-
                                                          Shares     Average
                                                        Covered by  Exercise
                                                         Options      Price
                                                         -------      -----
Outstanding at January 1, 1996.....................       579,890      $1.00
    Granted........................................        57,500       1.00
    Exercised......................................             -          -
    Canceled.......................................        17,500       1.00
                                                        ---------
Outstanding at December 31, 1996...................       619,890       1.00
    Granted........................................        27,000       1.00
    Exercised......................................         2,000       1.00
    Canceled.......................................        26,500       1.00
                                                         --------
Outstanding at December 31, 1997...................       618,390       1.00
    Granted........................................             -          -
    Exercised......................................       308,101       1.00
    Canceled.......................................        28,500       1.00
                                                         --------
Outstanding at December 31, 1998 ..................       281,789       1.00
                                                          =======
Exercisable at:
    December 31, 1996..............................       314,937      $1.00
    December 31, 1997..............................       409,101      $1.00
    December 31, 1998..............................       197,789      $1.00

     The Company has elected to follow APB 25 and related interpretations in accounting for employee stock options. Accordingly, no compensation expense has been recognized for these stock options. Pro forma information regarding net income and earnings per share is required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using a minimum value option pricing model. The minimum value method calculated a fair value that is materially the same as recorded by the Company according to APB 25; therefore, pro forma presentation has not been included.

13.  Fair Value of Financial Instruments

     The Company does not hold or issue financial instruments for trading purposes.

     The  following  estimated  fair value  amounts have been  determined  using available market information and appropriate valuation methodologies as described below. However, considerable judgment is required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale or settlement have not been taken into consideration.

     The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, and current liabilities are a reasonable estimate of their fair values, principally due to the short-term maturities of these instruments. The estimated fair value of long-term debt is based on the most recent available traded prices.

     The estimated fair values of financial instruments are as follows (in thousands):

                                                As of December 31,
                                                ------------------
                                          1997                       1998
                                    ------------------      --------------------
                                    Carrying    Fair        Carrying     Fair
                                    Amounts     Value       Amounts      Value
                                    -------     -----       -------      -----
      Financial assets:
         Cash and cash equivalents $ 33,862   $ 33,862     $ 33,775    $ 33,775
         Restricted cash........      2,858      2,858         -           -
         Accounts receivable, net    24,341     24,341       23,941      23,941
      Financial liabilities:
         Current liabilities....     16,633     16,633       18,573      18,573
      Long-term debt - principal:
         Senior subordinated notes  110,000    110,000      110,000     104,500
         Construction loan......       -          -           5,996       5,996

14.   Summary Financial Information

      Summary financial information for International as consolidated with HydroChem is as follows (in thousands):

                                                              As of December 31,
                                                              ------------------
                                                             1997          1998
                                                           --------      -------
      Current assets...............................         $1,623       $1,377
      Noncurrent assets............................            127          103
      Current liabilities..........................            131           68
      Noncurrent liabilities.......................             -            -

                                                        Year Ended December 31,
                                                        -----------------------
                                                      1996       1997      1998
                                                    --------   --------  -------
      Revenue...................................      $5,088    $3,576   $3,771
      Gross profit..............................       2,257     1,497    1,246
      Net income (loss).........................         100        73     (207)

15.  Major Customer

     In 1997 and 1998, one customer and its affiliates represented 11.9% and 10.7%, respectively, of the Company's total revenue. No single customer represented 10.0% or more of the Company's revenue in 1996.

16.  Impact of Year 2000 (unaudited)

     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a system failure or miscalculation if, for example, a computer program recognizes a date of "00" as the year 1900 instead of 2000. The Company has assessed the Year 2000 issue with regard to its internal financial and operating systems as well as certain third parties with which the Company has material relationships.

     With regard to the Company's internal financial and operating systems, HydroChem has acquired new software and hardware systems which it believes to be Year 2000 compliant. These systems recently have been implemented. The Company intends to test the new systems for compliance by the end of the second fiscal quarter of 1999. Although the Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness, the Company's Year 2000 compliance program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available.

As of December 31, 1998, $1,224,000 had been expended for these new software and
hardware   systems,   and  the  Company   estimates  it  will  ultimately  incur
approximately $2,200,000 in connection with these systems.

     As part of its Year 2000 compliance program, the Company has identified certain third parties with which it has material relationships. These parties are primarily large financial, telecommunication and information processing entities, vendors, other third party suppliers and customers. Certain of these third parties have reported to the Company that they are on schedule with their projects to remediate Year 2000 issues, and that they anticipate being Year 2000 compliant on a timely basis. The Company intends to continue to monitor the progress of these third parties and will develop contingency plans during 1999 in the event one or more of these third parties fail to remediate their Year 2000 issues in such a way as to materially affect the operations of the Company. Although there can be no assurance, the Company has no reason to believe that any Year 2000 issues it may experience with third parties will have a material impact on the Company's operations.

     The Year 2000 issue involves significant risks. There can be no assurance that the Company will succeed in implementing its Year 2000 program, potentially as a result of factors which are beyond the Company's control. The following describes the Company's most reasonably likely worst-case scenario, given current uncertainties: if the Company's newly acquired software and hardware fail the testing phase, or any software application or embedded microprocessors central to the Company's operations are overlooked in the assessment or implementation phases, significant problems could occur including delays in accounting and financial reporting. It is also possible, given the numerous other uncertainties that could occur, the Company's business, financial condition and results of operations could be adversely affected. The Company is unable to assess the likelihood of such events occurring or the extent of their effect.

     The foregoing Year 2000 discussion contains "forward-looking statements". Such statements, including without limitation anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant information technology and non-information technology systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by businesses and other third parties who are service providers, suppliers or customers of the Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans, and similar uncertainties. The "forward -looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events.

17.  Subsequent Event

     On January 5, 1999, HydroChem acquired substantially all of the assets and assumed certain liabilities of Valley Systems, Inc., and Valley Systems of Ohio, Inc., (collectively "Valley"). The acquisition, effective as of January 1, 1999, was pursuant to the terms and conditions of a Second Amended and Restated Asset Purchase Agreement dated as of September 8, 1998. The assets acquired consisted primarily of (i) accounts receivable, (ii) property, plant and equipment, (iii) intangibles, including customer agreements, customer lists and facility leases, and (iv) other operating assets. The purchase price for the acquired assets, which is subject to certain post closing adjustments, was approximately $29,801,000 in cash of which $4,000,000 was deposited into escrow. In addition, HydroChem assumed approximately $2,493,000 in capital lease obligations and paid $5,338,000 in cash at closing to retire Valley's bank debt.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Part III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of HydroChem are as follows:

      Names of Directors
      and Executive Officers    Age                   Position
      ----------------------    ---                   --------
     B. Tom Carter, Jr........   54    Chairman of the Board and Chief
                                         Executive Officer
     Robert B. Crates.........   36    Director
     Thomas F. McWilliams.....   56    Director
     Gary D. Noto.............   44    President and Chief Operating Officer
     Selby F. Little, III.....   45    Executive Vice President and Chief
                                         Financial Officer
     J. Pat DeBusk............   58    Executive Vice President
     Donovan W. Boyd..........   45    Executive Vice President
     Pelham H. A. Smith.......   42    Vice President
     Michael P. Steindler.....   51    General Counsel and Secretary

     Subject to the terms of a stockholders agreement entered into by Holding and all of its stockholders (the "Stockholders Agreement"), the Board of Directors of HydroChem currently consists of three directors who hold office until the next annual meeting of the stockholders or until their successors are duly elected and qualified. Pursuant to the terms of the Stockholders Agreement, one director, Mr. McWilliams, has been designated by Citicorp Venture Capital, Ltd. ("CVC") and one director, Mr. Crates, has been designated by LKCM Venture Partners I Ltd. The stockholders also agreed to elect Mr. Carter as a director so long as he serves as Chief Executive Officer. The Stockholders Agreement further provides that CVC has the right to designate an additional director, and that the holders of a majority of the shares of Holding's capital stock owned by such stockholders may designate a director, but neither CVC nor the majority stockholders have exercised these rights. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

     The executive officers are elected annually by the Board of Directors and serve at the discretion of the Board until their successors are duly elected and qualified.

     B. Tom Carter, Jr. has been Chairman of the Board and Chief Executive Officer of HydroChem or Hydro Services since 1990. Mr. Carter was also the President until August 1998. As a private investor, he assembled the investment groups which acquired Hydro Services in 1990 and formed HydroChem in 1993 for the purposes of combining the businesses of Hydro Services and DIS.

     Robert B. Crates has been a director of HydroChem since 1993. Since December 1995, Mr. Crates has been a principal of Crates Thompson Capital, Inc., an investment company engaged in the management of private equity funds. From May 1988 to November 1995, Mr. Crates served as the general partner of LKCM Venture Partners I Ltd., a private equity fund affiliated with Luther King Capital Management ("LKCM"), an investment advisory firm. From October 1994 to January 1995, Mr. Crates concurrently served as interim Chairman and Chief Executive Officer of Eddie Haggar Limited, Inc., a company in which LKCM had an investment that subsequently filed for protection under federal bankruptcy laws. Mr. Crates is also a director of HealthCor Holdings, Inc. and various privately held companies.

     Thomas F. McWilliams has been a director of HydroChem since 1993. Mr. McWilliams is a Managing Director of CVC, where Mr. McWilliams has been employed since 1983. He also serves as a director of Chase Industries, Inc., MMI Products, Inc., Ergo Science Corporation, Pen-Tab Industries, Inc. and various privately held companies.

     Gary D. Noto has been President and Chief Operating Officer of HydroChem since August 1998. Mr. Noto had served as an Executive Vice President of HydroChem since December 1996 and in various executive, management or other positions with HydroChem and Hydro Services or the predecessor to its operations since 1978.

     Selby F. Little, III has been Executive Vice President and Chief Financial Officer of HydroChem since December 1996 and served as Vice President and Chief Financial Officer of HydroChem from June 1996 until December 1996. From September 1992 to May 1996, Mr. Little was Vice President and Chief Financial Officer of Ross Systems, Inc., a publicly held computer software company.

     J. Pat DeBusk has been an Executive Vice President of HydroChem since December 1993. Mr. DeBusk has also held various executive or other management positions with Hydro Services or the predecessor to its operations since 1964.

     Donovan W. Boyd has been an Executive Vice President of HydroChem since August 1998. Mr. Boyd had served as a Vice President of HydroChem since November 1997. From April 1995 to October 1997, Mr. Boyd was Senior Vice President and Chief Operating Officer of North American Technologies Group, a publicly held technology development company. Prior thereto, Mr. Boyd was Vice President of Rust Industrial Services, Inc. for more than two years.

     Pelham H. A. Smith has been a Vice President of HydroChem since December 1993. Prior thereto, Mr. Smith had been assisting Mr. Carter since 1990 in various private investment activities.

     Michael P. Steindler has functioned as the General Counsel of HydroChem since April 1994 and has been the Secretary of HydroChem since March 1995. From August 1993 to February 1998, Mr. Steindler was also a partner in the law firm of Cassell & Stone, L.L.P.

Directors and Officers of Holding and International

     The directors of Holding and International are the same as those of HydroChem. The executive officers of Holding and International are B. Tom Carter, Jr. (Chairman and Chief Executive Officer), Gary D. Noto (President and Chief Operating Officer), Selby F. Little, III (Executive Vice President and
Chief Financial Officer), Pelham H. A. Smith (Vice President) and Michael P. Steindler (General Counsel and Secretary).

Item 11.   EXECUTIVE COMPENSATION

     The following table provides certain information concerning compensation earned by the Chief Executive Officer and the Company's next four most highly compensated executive officers serving in such capacity at December 31, 1998 who received compensation in excess of $100,000 (the "Named Executive Officers") for the period indicated.

                           Summary Compensation Table

                                                        Long-Term Compensation
                                                        ----------------------
                                                       Number of
                                                         Shares
                               Annual Compensation     Underlying    All Other
Name and Principal Position   Year   Salary     Bonus   Options  Compensation(1)
---------------------------   ----   ------     -----   -------  ---------------
B. Tom Carter, Jr........      1998  $249,231  $    -        -         $ 750
  Chairman of the Board and    1997   239,077    100,000     -           250
  Chief Executive Officer      1996   239,231    100,000   25,000        250

Gary D. Noto.............      1998   159,684     85,000     -           750
  President and Chief          1997   122,551     66,000     -           250
  Operating Officer            1996   103,200     50,000     -           250

Selby F. Little, III.....      1998   163,664     54,000     -           750
  Executive Vice President     1997   125,936     74,000   11,500        250
  and Chief Financial Officer  1996    67,308     71,000   15,000         -

J. Pat DeBusk............      1998   156,741     45,000     -           750
  Executive Vice President     1997   146,628     43,000     -           250
                               1996   136,000     45,000     -           250

Donovan W. Boyd (2)......      1998   135,000     80,750     -            -
  Executive Vice President     1997    13,846     20,000     -            -
                               1996          -         -     -            -

----------
(1)Consists of HydroChem's 401(k) matching contribution.
(2)Includes a bonus payment of $25,000 in 1998 which was guaranteed  pursuant to
   Mr. Boyd's  employment   agreement.   See "Employment  Agreements  and  Other
   Arrangements."

Director Compensation

     Directors who are employees of the Company do not receive additional compensation for serving as directors. All directors of the Company are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors and for other expenses incurred in their capacities as directors of the Company.

Stock Option Information

     Holding has adopted the HydroChem Holding, Inc. 1994 Stock Option Plan (the "Option Plan"). The Option Plan is administered by a committee of Holding's Board of Directors (the "Committee"), which currently consists of Messrs. McWilliams and Crates. The purpose of the Option Plan is to advance the interests of Holding and its subsidiaries by encouraging certain employees of the Company to acquire a proprietary interest in Holding through ownership of Holding's Class A Common Stock ("Class A Common"). The total number of shares of Class A Common that may be subject to options under the Option Plan is 620,779. As of December 31, 1998, options for 281,789 shares of Class A Common were outstanding and options for 28,888 shares were available for grant. The duration of each option and the exercise schedule therefor is determined by the Committee at the time of grant, but in no event can an option intended to qualify as an incentive stock option (an "ISO") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), be exercisable more than ten years after the date of grant. In the case of an employee who owns (or is considered to own under Section 424(d) of the Code) stock representing more than 10% of the total combined voting power of classes of stock of Holding and its subsidiaries, no ISO shall be exercisable more than five years after the date of grant.

    The following table sets forth certain information with respect to the exercise of stock options and unexercised options granted to the Named Executive Officers.

                          Fiscal Year End Option Values

                                   Number of Securities           Value of
                                      Underlying                 Unexercised
        Shares Acquired   Value   Unexercised Options     In-the-Money Options
 Name     on Exercise   Realized    at December 31,      at December 31, 1998(1)
 ----     -----------   --------    ---------------      -----------------------
                             Exercisable Unexercisable Exercisable Unexercisable
                             ----------- ------------- ----------- -------------
B.Tom Carter. 285,601   $  0     43,539       6,250        $  0         $  0
Gary D. Noto..   -         -     17,500        -           $  0         $  0
Selby F. Little,
  III            -         -     10,375      16,125        $  0         $  0
J. Pat DeBusk.   -         -     20,000        -           $  0         $  0
Donovan W. Boyd  -         -       -           -           $  -         $  -

----------
(1)There is no established trading market for the Class A Common, but the Company has attempted to determine its market value based upon the same criteria which were used to determine the exercise prices of past options granted. Based upon these criteria, at December 31, 1998, there were no options which were in-the-money.

Employment Agreements and Other Arrangements

    Holding has an employment agreement with Mr. Carter under which he serves as the Chairman of the Board and Chief Executive Officer of Holding and the Company. Either Holding or Mr. Carter may terminate this agreement at anytime by giving one year advance notice. Mr. Carter's current base compensation under this Agreement is $240,000 per year, and is subject to review and may be increased periodically at the discretion of the Board. Under the agreement, bonuses are payable to Mr. Carter at the sole discretion of the Board. Also under the agreement, Holding granted Mr. Carter in March 1995 an option to purchase 310,390 shares of Class A Common at an exercise price of $1.00 per share under Holding's 1994 Stock Option Plan. See "Stock Option Information." If Mr. Carter's employment is terminated without cause as defined in his agreement, then he is entitled to a lump sum severance payment equal to one year of his then current base compensation. Mr. Carter's agreement contains a covenant not to compete and other customary restrictions. The covenant not to compete does not apply if there is a termination without cause, or a resignation by Mr.
Carter after a change in control as defined in his agreement or after a diminution in his duties. The Company has guaranteed Holding's obligations under the employment agreement.

     In April 1998, in connection with his exercise of Holding stock options covering 285,601 shares of Class A Common, HydroChem loaned Mr. Carter the sum of $285,601. Effective December 31, 1998, HydroChem assigned the loan to Holding for face value plus accrued interest. The loan is evidenced by a secured promissory note bearing interest at the rate of 5.7% per annum. Principal is payable upon the earlier of April 8, 2004, or any termination of Mr. Carter's employment, but not earlier than April 8, 2000. Interest is payable annually. The note is secured by a pledge of the Class A Common shares acquired pursuant to Mr. Carter's stock option exercise.

     HydroChem has employment agreements with Messrs. Noto, DeBusk and Boyd. Each of these agreements renew automatically on an annual basis unless either HydroChem or the employee gives 30 days notice to the contrary. The current annual base compensation under these agreements for Messrs. Noto, DeBusk and Boyd is $185,000, $150,000 and $150,000, respectively. Such amounts are subject to review and may be increased periodically at the discretion of HydroChem. For Messrs. Noto and DeBusk, bonuses are also payable at the sole discretion of HydroChem. Mr. Boyd's agreement provides for a signing bonus of $20,000, a performance bonus for 1998 and 1999 of up to 50% of his base compensation for each such year with a minimum of $25,000 for 1998, and a deferred bonus for 1998 and 1999 equal to the amount of the performance bonus for each such year. Each deferred bonus vests in equal installments over three years subject to continuing employment. If HydroChem terminates the employment of Messrs. DeBusk or Boyd without causes defined in their respective agreements, then such individual is entitled to a continuation of his then current base compensation for six months. If HydroChem terminates the employment of Mr. Noto without cause as defined in his agreement, then he is entitled to a continuation of his then current base compensation for twelve months. Each of the agreements for Messrs. Noto, DeBusk and Boyd contain covenants not to compete and other customary restrictions.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the outstanding capital stock of International is owned by HydroChem. All of the outstanding capital stock of HydroChem is owned by Holding. The authorized capital stock of Holding consists of (i) 8,000,000 shares of Class A Common, par value $.00005 per share, of which 1,163,503 shares are issued and outstanding; (ii) 5,000,000 shares of Class B Common Stock, par value $.00005 per share ("Class B Common"), of which 3,926,598 shares are issued and outstanding; (iii) 1,000,000 shares of Class C Common Stock, par value $.00005 per share ("Class C Common"), of which no shares are issued and outstanding; and (iv) 5,000,000 shares of Series A 13% Cumulative Preferred Stock, par value $.00005 per share ("Series A Preferred"), all of which are issued and outstanding.

     The following table sets forth certain information known to the Company with respect to beneficial ownership of Holding's equity securities (rounded to the nearest share) by (i) each director; (ii) each Named Executive Officer;
(iii) all executive officers and directors of the Company as a group; and (iv) each stockholder known by the Company to be the beneficial owner of more than five percent of any class of voting securities of Holding. Such information is presented as of February 28, 1999.


                          Class A Common    Class B Common    Series A Preferred
                          No. of    % of    No. of    % of     No. of    % of
       Name               Shares    Class   Shares    Class    Shares    Class
       ----               ------    -----   ------    -----    ------    -----
Executive Officers and Directors:
B. Tom Carter, Jr. (1)...   431,790  32.7%      -       -      360,993     7.2%
   900 Georgia Avenue
   Deer Park, Texas  77536
Robert B. Crates.........      -       -        -       -         -         -
Thomas F. McWilliams (2)(3)  67,343   5.5%    67,343   1.7%     33,871      *
   7963 Grand Bay Dr.
   Naples, Florida 34108
Gary D. Noto (3)(4)......    36,079   3.1%       880    *       31,488      *
Selby F. Little, III (5).    10,375    *        -       -         -         -
J. Pat DeBusk (3)(6).....    56,727   4.8%     1,540    *       55,103     1.1%
Donovan W. Boyd..........      -       -        -       -         -         -
All directors and executive
 officers as a group
 (8 persons)(3)(7).......   632,314  47.5%    69,764   1.8%    481,454     9.6%

Other Principal Stockholders:
LKCM Venture Partners I Ltd 673,993  78.8%      -       -    2,100,628    42.0%
   301 Commerce Street,
   Suite 1600
   Fort Worth, Texas 76102
Citicorp Venture Capital,
 Ltd. (3)................ 2,461,712  74.2% 2,461,712  62.7%  1,250,861    25.0%
   399 Park Avenue
   New York, New York 10043
BT Capital Partners,
 Inc.(3)................    705,154  45.2%   705,154  18.0%    793,959    15.9%
   280 Park Avenue (32W)
   New York, New York 10017
World Equity Partners,
 L.P.(8)................    496,623  36.7%      -       -         -         -
   399 Park Avenue
   New York, New York 10043
CCT Partners II,
 L.P. (3)(9).............   434,420  33.4%   434,420  11.1%    220,740     4.4%
   c/o Citicorp Venture Capital,
   Ltd.
   399 Park Avenue
   New York, New York 10043
Heller Financial, Inc. (10) 310,390  26.6%      -       -         -         -
   500 West Monroe Street
   Chicago, Illinois 60661
HES Management, Inc......   102,650  12.0%      -       -      360,993     7.2%
   5956 Sherry Lane, Suite 930
   Dallas, Texas 75225

----------
*     Less than one percent.

(1) Includes 102,650 shares of Class A Common and 360,993 shares of Series A Preferred held in the name of HES Management, Inc., of which Mr. Carter, as a sole stockholder, may be deemed the beneficial owner, and 43,539 shares of Class A Common that Mr. Carter may acquire upon the exercise of options within 60 days of February 28, 1999.

(2) Represents 56,393 shares of Class B Common held in the name of Alchemy, L.P., of which Mr. McWilliams, as the sole general partner, may be deemed the beneficial owner, and 10,950 shares of Class B Common and 33,871 shares of Series A Preferred held in the name of the Thomas F. McWilliams Flint Trust of which Mr. McWilliams, as the sole beneficiary of such trust, may be deemed the beneficial owner.

(3) Includes a number of shares of Class A Common that the stockholder may acquire upon the conversion of shares of Class B Common on a 1-for-1 basis.

(4) Includes 17,500 shares of Class A Common that Mr. Noto may acquire upon the exercise of options within 60 days of February 28, 1999.

(5) Represents 10,375 shares of Class A Common that Mr. Little may acquire upon the exercise of options within 60 days of February 28, 1999.

(6) Includes 20,000 shares of Class A Common that Mr. DeBusk may acquire upon the exercise of options within 60 days of February 28, 1999.

(7) Includes 98,914 shares of Class A Common that may be acquired upon the exercise of options within 60 days of February 28, 1999, and 69,763 shares of Class A Common that may be acquired upon the conversion of Class B Common.

(8) Represents 496,623 shares of Class A Common that World Equity Partners, L.P. may purchase upon the exercise of a warrant within 60 days of February 28, 1999.

(9) William T. Comfort, whose address is c/o Citicorp Venture Capital, Ltd., 399 Park Avenue, New York, New York, 10043, is the sole director, executive officer, and stockholder of the general partner of CCT Partners II, L.P., and may be deemed the beneficial owner of the securities held in the name of CCT Partners II, L.P.

(10) Heller Financial, Inc. may acquire 310,390 shares of Class C Common upon the exercise of a warrant within 60 days of February 28, 1999. Heller Financial, Inc. may acquire 310,390 shares of Class A Common within 60 days of February 28, 1999, upon exercise of its right to convert all of its shares of Class C Common into Class A Common on a 1-for-1 basis.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In April 1998, in connection with his exercise of Holding stock options covering 285,601 shares of Class A Common, HydroChem loaned Mr. Carter the sum of $285,601. Effective December 31, 1998, HydroChem assigned the loan to Holding for face value plus accrued interest. The loan is evidenced by a secured promissory note bearing interest at the rate of 5.7% per annum. Principal is payable upon the earlier of April 8, 2004, or any termination of Mr. Carter's employment, but not earlier than April 8, 2000. Interest is payable annually. The note is secured by a pledge of the Class A Common shares acquired pursuant to Mr. Carter's stock option exercise.

     Argent Capital Corporation, of which Mr. Carter is the sole stockholder, is the tenant under a lease in Dallas, Texas, for office space used by the Company. The Company pays the rent for this office directly to the landlord. Total rental payments for 1996, 1997 and 1998 were $48,419, $52,202 and $50,000, respectively.

     Mr. Steindler is not an employee of the Company. For 1998, the Company paid Mr. Steindler $150,000 for services rendered by him from March 1, 1998 to December 31, 1998. Mr. Steindler also received bonus payments from the

Company of $30,000,  $35,000 and $60,000 for 1996, 1997 and 1998,  respectively.
Prior to  March 1, 1998,   payments for Mr. Steindler's  services (excluding any
bonus amounts) were made to a law firm in which he was then a shareholder.

        The Company leased its manufacturing facility in Missouri City, Texas, from Gracey Corporation ("Gracey") until December 1998. The spouse of Mr. DeBusk is the beneficial owner of 7 2/3% of the outstanding capital stock of Gracey held in a trust. Total rental payments made by the Company to Gracey for 1996, 1997, and 1998 were $56,100 in each year.

Part IV.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. See the Index to Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

      2. Schedules otherwise required by Item 8 or Item 14.2(d) have been omitted as not required or not applicable.

      3. Exhibits

      Exhibit
      Number          Description

         3.1 Certificate of Incorporation of HydroChem Industrial Services, Inc. as amended. (Exhibit 3.1 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

         3.2          Certificate of Incorporation of HydroChem International,
                      Inc.,   as   amended.    (Exhibit  3.2  to  the  Company's
                      Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

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

         10.2 Employment Agreement dated December 15, 1993 by and among HydroChem Holding, Inc., HydroChem Industrial Services, Inc. and B. Tom Carter, Jr., as amended through December 9, 1996. (Exhibit 10.5 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

         10.3 Fourth Amendment to Employment Agreement dated April 9, 1998 by and among HydroChem Holding, Inc., HydroChem Industrial Services, Inc. and B. Tom Carter, Jr. (Exhibit
                      10.8 to the Company's Form 10-Q, filed May 14, 1998, is hereby incorporated by reference.)

         10.4 Secured Promissory Note dated April 9, 1998 from B. Tom Carter, Jr. to HydroChem Industrial Services, Inc.(Exhibit
                      10.9 to the Company's Form 10-Q, filed May 14, 1998, is hereby incorporated by reference.)

         10.5 Pledge Agreement dated April 9, 1998 between HydroChem Industrial Services, Inc. and B. Tom Carter, Jr. (Exhibit
                      10.10 to the Company's Form 10-Q, filed May 14, 1998, is hereby incorporated by reference.)

         10.6 Assignment of Secured Promissory Note dated April 9, 1998 due from B. Tom Carter Jr. by HydroChem Industrial Services, Inc. to HydroChem Holding, Inc. effective December 31, 1998. (Filed herewith.)

         10.7 Employment Agreement dated November 1, 1992 between HydroChem Industrial Services, Inc. and Gary Noto. (Exhibit 10.3 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

         10.8         Amendment  dated  January 27, 1999 to Employment Agreement
                      dated   November  1,  1992  between  HydroChem  Industrial
                      Services, Inc. and Gary D. Noto. (Filed herewith.)

         10.9 Employment Agreement dated November 1, 1992 between HydroChem Industrial Services, Inc. and J. Pat DeBusk. (Exhibit 10.2 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

         10.10        Employment  Agreement  dated  September 26, 1997   between
                      HydroChem Industrial Services, Inc. and Donovan W. Boyd. (Filed herewith.)

         10.11 Employment Offer Letter dated June 3, 1996 from HydroChem Industrial Services, Inc. to Selby F. Little, III. (Exhibit 10.6 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

         10.12 Letter Agreement regarding severance compensation dated October 31, 1997 between HydroChem Industrial Services, Inc. and Pelham H. A. Smith.(Exhibit 10.7 to the Company's Form 10-Q, filed November 14, 1997, is hereby incorporated by reference.) 10.13 Form of Indemnification Agreement entered into with directors and officers. (Exhibit 10.8 to the Company's Amendment No. 1 to the Registration Statement on Form S-4, filed October 3, 1997, is hereby incorporated by reference.)

         10.14 Lease Agreement dated December 4, 1979 between HydroChem Industrial Services, Inc. and Gracey Corporation, as amended through May 29, 1996. (Exhibit 10.7 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

         10.15 Credit Agreement dated December 31, 1997 among HydroChem Industrial Services, Inc. and NationsBank, N. A. and financial institutions named in the Credit Agreement. (Exhibit 10.10 to the Company's Form 10-K, filed March 30, 1998, is hereby incorporated by reference.)

         10.16 Letter Agreement dated March 6, 1998 regarding Credit Agreement dated December 31, 1997 between HydroChem Industrial Services, Inc. and NationsBank, N.A. (Exhibit
                      10.11 to the Company's Form 10-K, filed March 30, 1998, is hereby incorporated by reference.)

         10.17 Letter Agreement dated August 14, 1998 regarding Credit Agreement dated December 31, 1997 between HydroChem Industrial Services, Inc. and NationsBank, N.A. (Exhibit
                      10.15 to the Company's Form 10-Q, filed November 16, 1998, is hereby incorporated by reference.)

         10.18 Amendment No. 1 dated as of September 30, 1998 to Credit Agreement dated as of December 31, 1997 between HydroChem Industrial Services, Inc., NationsBank, N.A. and financial institutions named in the Credit Agreement. (Exhibit 10.16 to the Company's Form 10-Q, filed November 16, 1998, is hereby incorporated by reference.)

         10.19 Amendment No. 2 dated as of December 31, 1998 to Credit Agreement dated as of December 31, 1997 between HydroChem Industrial Services, Inc., NationsBank, N.A. and financial institutions named in the Credit Agreement. (Filed herewith.)

         10.20 Loan Agreement dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas, National Association. (Exhibit 10.15 to the Company's Form 10-Q, filed August 14, 1998, is hereby incorporated by reference.)

         10.21 Amendment No. 1 dated as of February 2, 1999 to Loan Agreement dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas National Association. (Filed herewith.)

         10.22 Extension Agreement dated as of February 2, 1999 between HydroChem Industrial Services, Inc. and Bank One, Texas, National Association. (Filed herewith.)

         10.23 International Swap Dealers Association, Inc. Master Agreement and Schedule dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas, National Association. (Exhibit 10.16 to the Company's Form 10-Q, filed August 14, 1998, is hereby incorporated by reference.)

         10.24 Amended and Restated Asset Purchase Agreement by and among HydroChem Industrial Services, Inc., Valley Systems of Ohio, Inc. and Valley Systems, Inc. dated as of September 8, 1998. (Exhibit 10.1 to the Company's Form 8-K, filed January 20, 1999, is hereby incorporated by reference.)

         27.1         Financial Data Schedule.  (Filed herewith.)

  (b) Reports on Form 8-K.

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1999.


                       HYDROCHEM INDUSTRIAL SERVICES, INC.


                       By:  /s/ Selby F. Little, III
                            -----------------------------
                            Selby F. Little, III, Executive Vice President and Chief Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 1999.



         Name:                              Capacities:



/s/ B. Tom Carter, Jr.
----------------------
    B. Tom Carter, Jr.                 Chairman of the Board and
                                       Chief Executive Officer



/s/ Selby F. Little, III
------------------------
    Selby F. Little, III               Executive Vice President and
                                       Chief Financial Officer


/s/ Patricia K. Burns
---------------------
    Patricia K. Burns                  Corporate Controller



/s/ Robert B. Crates
--------------------
    Robert B. Crates                   Director



/s/ Thomas F. McWilliams
------------------------
    Thomas F. McWilliams               Director

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1999.


                          HYDROCHEM INTERNATIONAL, INC.


                          By:  /s/ Selby F. Little, III
                               -----------------------------
                               Selby F. Little, III, Executive Vice President and Chief Financial Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 1999.



          Name:                               Capacities:


/s/ B. Tom Carter, Jr.
----------------------
    B. Tom Carter, Jr.                  Chairman of the Board and
                                        Chief Executive Officer


/s/ Selby F. Little, III
------------------------
    Selby F. Little, III                Executive Vice President and
                                        Chief Financial Officer


/s/ Patricia K. Burns
---------------------
    Patricia K. Burns                   Corporate Controller



/s/ Robert B. Crates
--------------------
    Robert B. Crates                    Director



/s/ Thomas F. McWilliams
------------------------
    Thomas F. McWilliams                Director

                                          EXHIBIT INDEX


10.6 Assignment of Secured Promissory Note dated April 9, 1998 due from B. Tom Carter Jr. by HydroChem Industrial Services, Inc. to HydroChem Holding, Inc. effective December 31, 1998.

10.8 Amendment dated January 27, 1999 to Employment Agreement dated November 1, 1992 between HydroChem Industrial Services, Inc. and Gary D. Noto.

10.10    Employment  Agreement  dated   September  26,  1997  between  HydroChem
        Industrial Services, Inc. and Donovan Boyd.

10.19 Amendment No. 2 dated as of December 31, 1998 to Credit Agreement dated as of December 31, 1997 between HydroChem Industrial Services, Inc., NationsBank, N.A. and financial institutions named in the Credit Agreement.

10.21 Amendment No. 1 dated as of February 2, 1999 to Loan Agreement dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas National Association.

10.22 Extension Agreement dated as of February 2, 1999 between HydroChem Industrial Services, Inc. and Bank One, Texas, National Association.

27.1    Financial Data Schedule.