Form 10-Q
period 1999-03-31
HYDROCHEM INDUSTRIAL SERVICES INC
filed 1999-05-11
CIK 1044607

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                  FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 For the Quarterly Period ended March 31, 1999

                        Commission File Number 333-34323


                   HYDROCHEM INDUSTRIAL SERVICES, INC. (*)
            (Exact name of registrant as specified in its charter)


                            Delaware                          75-2503906
                (State or other jurisdiction of            (I.R.S. Employer
                    incorporation or organizatio       Identification Number)

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

                                    Yes X       No


     The number of shares of Common Stock of the Registrant outstanding on February 28, 1999 was 100 shares. The Registrant's Common Stock is not registered under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.



------------------------------------------------------------------------------


     * HydroChem International, Inc., a wholly owned subsidiary of HydroChem Industrial Services, Inc., is a Co-Registrant. It is incorporated under the laws of the State of Delaware. Its I.R.S. Employer Identification Number is 75-2512100.

                              TABLE OF CONTENTS


Part IFinancial Information

      Item 1Financial Statements

            Consolidated Balance Sheets as of December 31, 1998 and
               March 31, 1999 (unaudited)............................    3

            Consolidated  Statements of  Operations  for each of the three month
               periods ended March 31, 1998 and 1999 (unaudited).....    4

            Consolidated Statement of Stockholder's Equity for the three
               month period ended March 31, 1999 (unaudited).........    5

            Consolidated  Statements  of Cash Flows for each of the three  month
               periods ended March 31, 1998 and 1999 (unaudited).....    6

            Notes to Consolidated Financial Statements (unaudited)...    7

      Item 2Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...........................   11

      Item 3Quantitative and Qualitative Disclosures About Market Risk  16

Part IOther Information

      Item 1Legal Proceedings........................................   17

      Item 6Exhibits and Reports on Form 8-K.........................   17

Signatures...........................................................   21

Exhibit Index........................................................   22

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)



                                                     December 31,    March 31,
                                                          1998         1999
                                                     ------------    ----------
                                   ASSETS
   Current assets:
      Cash and cash equivalents...................  $ 33,775        $    884
      Receivables, less allowance of
          $536 and $833, respectively.............    23,941          38,008
      Inventories.................................     3,902           4,848
      Prepaid expenses and other current assets...     1,714           2,291
      Income taxes receivable.....................       243             243
      Deferred income taxes.......................     1,467           1,837
         Total current assets.....................    65,042          48,111

   Property and equipment, at cost................    81,459          90,716
      Accumulated depreciation....................   (33,322)        (36,032)
                                                     -------         -------
                                                      48,137          54,684

   Intangible assets, net.........................    43,246          70,475
                                                     -------         -------

         Total assets.............................  $156,425        $173,270
                                                     =======         =======

                     LIABILITIES AND STOCKHOLDER'S EQUITY
   Current liabilities:
      Accounts payable............................  $  4,973        $  8,408
      Accrued liabilities.........................    13,193          15,150
      Current portion of long-term debt (Note 3)..       121             162
                                                     -------         -------
         Total current liabilities................    18,287          23,720

   Long-term debt (Note 3)........................   115,996         125,669
   Deferred income taxes..........................     8,626           8,996
   Commitments and contingencies (Note 6)

   Stockholder's equity:
      Common stock, $.01 par value:
         1,000 shares authorized, 100 shares
           outstanding                                     1               1
      Additional paid-in capital..................    16,558          16,558
      Retained deficit............................    (3,043)         (1,674)
      Total stockholder's equity..................    13,516          14,885

         Total liabilities and stockholder's equity $156,425        $173,270
                                                    ========        ========




                            See accompanying notes.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)


                                              Three months ended
                                                    March 31,
                                                    ---------
                                               1998          1999
                                               ----          ----
Revenue................................       $40,888       $50,905
Cost of revenue........................        24,885        30,263
                                               ------        ------
   Gross profit........................        16,003        20,642

Selling, general and administrative expense    10,787        12,500
Depreciation...........................         2,193         2,913
                                               ------        ------
   Operating income....................         3,023         5,229

Other (income) expense:
   Interest expense, net...............         2,517         3,268
   Other (income) expense, net.........             3           (42)
   Amortization of intangibles.........           376           634
                                               ------        ------

Income before taxes....................           127         1,369

   Income tax provision (Note 4).......            75            -
                                               ------        ------

Net income.............................       $    52       $ 1,369
                                               ======        ======

















                           See accompanying notes.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                (in thousands)


                                              Additional
                                    Common     Paid-in     Retained
                                     Stock     Capital      Deficit   Total
                                     -----     -------      -------   -----
Balance at December 31, 1998 ....     $    1    $16,558    $(3,043)  $13,516

   Net income....................          -         -       1,369     1,369
                                       --------  ------     ------    ------

Balance at March 31, 1999 .......     $       1 $16,558    $(1,674)  $14,885
                                       ========  ======     ======    ======




























                           See accompanying notes.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                     Three months ended
                                                           March 31,
                                                           ---------
                                                      1998         1999
                                                      ----         ----
Operating activities:
   Net income...................................    $    52      $ 1,369
   Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:
      Depreciation..............................      2,193        2,913
      Amortization..............................        376          634
      Amortization of deferred financing costs..         85          105
      Deferred income tax provision.............        (63)         -
      Gain on sale of property and equipment....        (26)         (26)
   Changes in operating assets and liabilities,
      net of effects of acquisition:
      Restricted cash...........................      2,858          -
      Receivables, net..........................     (1,187)      (9,027)
      Inventories...............................       (501)        (946)
      Prepaid expenses and other current assets.     (1,223)          66
      Accounts payable..........................      2,808        2,686
      Income taxes payable......................        (34)         -
      Accrued liabilities.......................     (4,052)      (1,764)
                                                     ------       ------
         Net cash provided by (used in)
         operating activities...................      1,286       (3,990)
                                                     ------       ------

Investing activities:
   Expenditures for property and equipment......     (5,781)      (2,021)
   Proceeds from sale of property and equipment.         96           40
   Purchase of assets, net of cash..............          -      (30,867)
                                                     ------       ------
         Net cash used in investing activities..     (5,685)     (32,848)

Financing activities:
   Proceeds from long-term debt, net............          -        4,006
   Debt financing costs.........................       (124)         (59)
                                                     ------       ------
         Net cash provided by (used in)
         financing activities ..................       (124)       3,947
                                                     ------       ------

Net decrease in cash............................     (4,523)     (32,891)
Cash at beginning of period.....................     33,862       33,775
                                                     ------       ------

Cash at end of period...........................    $29,339      $   884
                                                     ======       ======






                            See accompanying notes.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1999



1. Organization, Formation and Basis of Presentation

      The consolidated financial statements include the accounts of HydroChem Industrial Services, Inc. ("HydroChem") and its wholly-owned subsidiaries, including HydroChem International, Inc. ("International"). HydroChem generally conducts business outside the United States through International. (HydroChem and its subsidiaries are hereinafter sometimes referred to either separately or collectively as the "Company.") HydroChem is a wholly-owned subsidiary of HydroChem Holding, Inc. ("Holding").

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

      The accompanying unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of the interim periods. Operating results for the three month interim period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. Derivative Financial Instruments

      HydroChem has entered into an interest rate swap agreement dated July 17, 1998 (the "Interest Rate Swap") with a financial institution to manage the interest rate exposure of the $7,500,000 Term Loan (as defined in Note 3) with the same financial institution. Under the Interest Rate Swap, HydroChem's effective fixed borrowing rate for the Term Loan is 7.82% per annum. The Company is exposed to credit loss in the event of non-performance by the financial institution; however, management does not anticipate non-performance and, in the event of non-performance, no material loss would be expected. The Company does not hold or issue financial instruments for trading purposes. See Note 3.

3. Long-term Debt

      Long-term debt at December 31, 1998 and March 31, 1999 consisted of the following (in thousands):

                                                     1998              1999
                                                     ----              ----
      Senior subordinated notes..............      $110,000          $110,000
      Construction loan......................         6,117               -
      Term loan..............................           -               7,500
      Credit facility........................           -               8,331
                                                     -----              -----
      Total long-term debt...................       116,117           125,831
         Less current portion of long-term debt        (121)             (162)
                                                       ----              ----
                                                   $115,996          $125,669
                                                   ========          ========

      HydroChem has outstanding $110,000,000 of Senior Subordinated Notes (the "Notes"). The Notes mature on August 1, 2007 and bear interest at 10 3/8% per annum which is payable semi-annually in arrears on February 1 and August 1 of each year. The Notes are redeemable at the option of HydroChem, in whole or in part, on or after August 1, 2002 at specified redemption prices. In addition, until August 4, 2000, up to 35% of the Notes are redeemable at the option of HydroChem with the proceeds from one or more equity offerings at a redemption price of 109.375% of the principal amount thereof. All HydroChem subsidiaries, including International, are guarantors of the Notes.

      HydroChem is a party to a credit agreement dated December 31, 1997, as amended, with a financial institution for a credit facility which provides for unsecured borrowings of up to $25,000,000, subject to borrowing base limitations (the "Credit Facility"). The term of the Credit Facility is three years and any borrowings thereunder bear interest at rates adjusted quarterly. At the discretion of HydroChem, interest rates are based on (i) a range from LIBOR plus 1.75% to LIBOR plus 3.00%, or, (ii) the higher of (a) the prime rate, or (b) the Federal Funds Rate plus 0.50%, plus an applicable margin of up to 1.00%. In addition, a commitment fee of 0.25% to 0.50% per annum is payable quarterly on the unborrowed portion of the Credit Facility. The specific rate within each range depends upon the Company's operating performance. The Credit Facility requires the Company to meet certain customary financial ratios and covenants, and generally restricts the Company from pledging its assets. At March 31, 1999, HydroChem's borrowing base under the Credit Facility was $25,000,000, of which $3,192,000 had been drawn in the form of standby letters of credit, principally issued in connection with the Company's property and casualty insurance program. Also at March 31, 1999, there was $8,331,000 outstanding under the Credit Facility and available borrowings of $13,477,000.

      For the purpose of financing the land purchase and construction costs of the Company's new headquarters and operating facility in the Houston, Texas area, HydroChem is a party to a loan agreement dated July 17, 1998, as amended, with a financial institution (the "Construction Loan Agreement"). The Construction Loan Agreement provides for an interim construction loan (the "Interim Loan") of up to $7,500,000 which was converted to a term loan as of March 31, 1999, (the "Term Loan"). As with the Interim Loan, the Term Loan is collateralized by first priority liens on the land and improvements. Interest on the Interim Loan, which was payable quarterly, was at the lender's commercial loan rate less 0.50%. The Term Loan matures on September 30, 2006. Under the Term Loan, principal and interest are payable in quarterly installments with a final payment of $5,977,000 due at maturity. Pursuant to the Interest Rate Swap, HydroChem's effective fixed borrowing rate for the Term Loan is 7.82% per annum. The Construction Loan Agreement requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from transferring or pledging the new facility's assets. The Company obtained a waiver with respect to one of the ratios for non-compliance resulting from the Company's special and restructuring charges recorded during the quarter ended December 31, 1998. At March 31, 1999, HydroChem had borrowed $7,500,000 under the Term Loan and was in compliance with the financial ratios and covenants contained in the Construction Loan Agreement.

4. Income Taxes

      The Company files a consolidated tax return with Holding. The Company's effective income tax rate for the interim periods presented is based on management's estimate of the Company's effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance of deferred tax assets.

5. Summary Financial Information

      Summary financial information for International as consolidated with HydroChem is as follows (in thousands):

                                            As of           As of
                                         December 31,      March 31,
                                             1998            1999
                                        -------------   -------------
      Current assets...................    $ 1,377      $ 1,712
      Noncurrent assets................        103          175
      Current liabilities..............         68          312
      Noncurrent liabilities...........        -            -

                                                  Three months ended
                                                        March 31,
                                                        ---------
                                                    1998        1999
                                                    ----        ----
      Revenue..........................            $ 567      $ 1,110
      Gross profit.....................              208          422
      Net income (loss)................              (61)         163

6. Commitments and Contingencies

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

      Also, the Company is a defendant in approximately 70 lawsuits originally filed in the 18th Judicial District Court for the Parish of Iberville, Louisiana against Georgia Gulf Corporation ("Georgia Gulf"), the Company and other defendants, which arose from a chemical exposure incident at a Georgia Gulf facility in Plaquemine, Louisiana in September 1996. The suits cover claims by approximately 640 non-Company employees present at the facility and by approximately 1,400 persons who are related to or live with the non-Company employees. All of the plaintiffs seek damages for alleged toxic exposure resulting from this incident. All but a few of these suits has been removed to the United States District Court for the Middle District of Louisiana.

      Virtually all of the plaintiffs and each of the defendants in the actions pending in federal court have agreed upon a settlement in principal. In response, the court has dismissed these actions subject to reinstatement if the settlement is not consummated by August 18, 1999. Under this proposed agreement, the Company would pay its share of the settlement in exchange for a release from each participating plaintiff or the dismissal, with prejudice, of the claims of any plaintiff who does not participate. Separately, Georgia Gulf would indemnify the Company against the claims of approximately twenty plaintiffs who are not parties to the agreement in principal and against any future claims which may arise in connection with this incident.

      All payments by the Company under this  settlement  in principal  would be covered by insurance. Accordingly, subject to the consummation thereof, management believes that the resolution of these matters will not have any material adverse effect upon the Company's consolidated financial position.
                                       9

7. Acquisition

      On January 5, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of Valley Systems, Inc. and Valley Systems of Ohio, Inc. (collectively "Valley"), a regional industrial services provider. The acquisition, which was effective as of January 1, 1999, was pursuant to the terms and conditions of a Second Amended and Restated Asset Purchase Agreement dated as of September 8, 1998. The assets acquired consisted primarily of (i) accounts receivable, (ii) property, plant and equipment,
   (iii) intangibles, and (iv) other operating assets. The adjusted purchase price for the acquired assets was $30,857,000, of which $4,000,000 was deposited into escrow. As part of the transaction, the Company also assumed $2,493,000 in capital lease obligations and $5,594,000 in bank debt. The Company has converted the capital leases to operating leases and retired the bank debt. The source of funds for the purchase price and retirement of Valley's bank debt was a combination of cash on hand and borrowings under the Credit Facility.

      The acquisition of Valley assets has been accounted for using the purchase method of accounting. The Company's financial statements reflect a preliminary allocation of the purchase price based upon the Company's initial valuation. The excess of the purchase price over the fair value of the net assets acquired is being amortized over periods ranging from 10 to 25 years and is estimated as follows (in thousands):

         Purchase price (as adjusted).......           $30,857
         Transaction and acquisition costs..             2,101
                                                         -----
                                                        32,958
         Fair value of net assets acquired..             5,048
                                                         -----
         Excess of purchase price over fair value      $27,910
                                                       =======

      The book value of net assets acquired was determined to approximate fair value at the date of acquisition. Transaction costs consist primarily of fees to attorneys, accountants and other outside service providers, and costs of transferring ownership of the acquired assets. Acquisition costs primarily represent (i) severance and relocation costs for certain Valley employees,
   (ii) expenses incurred in connection with the closing or consolidation of certain Valley facilities, and (iii) certain other costs incurred directly in connection with the acquisition.

      The results of operations derived from assets acquired from Valley are included in the Company's financial statements from the effective date of acquisition. Unaudited pro forma consolidated results of operations have been prepared as if the acquisition of the Valley assets had occurred on January 1, 1998 and include (in thousands):

                                               Three Months
                                              Ended March 31,
                                                   1998
                                                   ----
         Revenue.......................        $   46,753
         Net income....................               114

      The unaudited pro forma consolidated results of operations presented above do not purport to be indicative of results that would have occurred had the acquisition been in effect for the period presented, nor do they purport to be indicative of results that will be obtained in the future.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                               AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

      Management's Discussion and Analysis and other items in this Quarterly Report on Form 10-Q contain forward- looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words "believe", "anticipate", "estimate", "expect", "intend", and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

   For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding sections included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Form 10-K also includes the Company's Consolidated Financial Statements and the Notes thereto for certain prior periods, as well as other relevant financial and operating information.

Results of Operations

   The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations, expressed as a percentage of revenue. There can be no assurance that the trends in operating results will continue in the future.

                                                   Three months ended
                                                       March 31,
                                                       ---------
                                                     1998      1999
                                                     ----      ----
      Revenue.............................         100.0%     100.0%
      Cost of revenue.....................          60.9       59.4
                                                  ------     ------
         Gross profit.....................          39.1       40.6
      SG&A expense........................          26.3       24.6
      Depreciation........................           5.4        5.8
                                                 -------    -------
         Operating income.................           7.4       10.2
      Other (income) expense:
         Interest expense, net............           6.2        6.4
         Other (income) expense, net......           -         (0.1)
         Amortization of intangibles......           0.9        1.2
                                                 -------     -------
      Income before taxes.................           0.3        2.7
          Income tax provision............           0.2         -
                                                 -------     -------
      Net income..........................           0.1%       2.7%
                                                 =======     =======

      EBITDA (1)..........................          12.8%      16.0%

-------
(1)EBITDA is defined as net income plus income tax provision, interest expense, depreciation, amortization, and other income and expense reflected in the determination of net income. EBITDA should not be construed as a substitute for operating income, as an indicator of liquidity or as a substitute for net cash provided by operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA is included because management believes that certain readers may find it to be a useful tool in analyzing operating performance, leverage, liquidity, and a company's ability to service debt.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998
-------------------------------------------------------------------------------
   Revenue. Revenue increased $10.0 million, or 24.5%, to $50.9 million for the three months ended March 31, 1999 from $40.9 million in the prior year period. The increase in revenue resulted from increases in all service lines, including industrial vacuuming revenue of $4.0 million, or 75.9%, from $5.3 million to $9.3 million; hydroblasting revenue of $3.6 million, or 16.4%, from $22.0 million to $25.7 million; other services revenue of $1.4 million, or 96.0%, from $1.5 million to $2.9 million; and chemical cleaning revenue of $958,000, or 7.9%, from $12.1 million to $13.0 million. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 1998 and 1999, and the acquisition of the Valley assets. Hydroblasting revenue increased primarily as a result of certain large projects and the acquisition of the Valley assets. The increase in other services revenue principally resulted from mechanical services projects, which the Company began performing in April 1998, and an increased volume of commissioning services projects. The increase in chemical cleaning revenue principally resulted from an increase in the volume of projects.

   Gross profit. Gross profit increased $4.6 million, or 29.0%, to $20.6 million in 1999 from $16.0 million in the prior year period. Gross profit margins increased from 39.1% to 40.6%. Cost of revenue increased $5.4 million, or 21.6%, to $30.3 million for 1999 from $24.9 million in the prior year period primarily due to the revenue increases described above. Gross profit margins improved, in part, as a result of a cost reduction program which included, among other things, a reduction in work force that was implemented in late 1998.

   SG&A expense. SG&A expense increased $1.7 million, or 15.9%, to $12.5 million in 1999 from $10.8 million in the prior year period. This increase primarily resulted from the acquisition of the Valley assets and was partially offset by the cost reduction program described above. SG&A expense as a percentage of revenue decreased to 24.6% in 1999 from 26.3% in the prior year period.

   EBITDA. Increased gross profit, partially offset by increased SG&A expense, resulted in a $2.9 million, or 56.1%, increase in EBITDA to $8.1 million in 1999 from $5.2 million in the prior year period. As a percentage of revenue, EBITDA increased to 16.0% in 1999, compared to 12.8% in the prior year period.

   Depreciation. Depreciation expense increased $720,000, or 32.8%, to $2.9 million in 1999 from $2.2 million in the prior year period and was 5.8% and 5.4% of revenue, respectively. The increase in depreciation expense principally resulted from the acquisition of Valley assets and capital expenditures in 1998 for vacuum trucks and other operating equipment.

   Operating income. Increased gross profit, partially offset by increased SG&A and depreciation expense, resulted in an increase in operating income of $2.2 million, or 73.0%, to $5.2 million in 1999 from $3.0 million in the prior year period. As a percentage of revenue, operating income increased to 10.2% in 1999, compared to 7.4% in the prior year period.

   Interest expense, net. Interest expense, net increased $751,000, or 29.8%, to $3.3 million in 1999 from $2.5 million in the prior year period. Increased interest expense, net resulted from (i) an increase in debt due to borrowings under the Construction Loan Agreement beginning in July 1998 and borrowings under the Credit Facility in January 1999 to finance a portion of the purchase price of the Valley assets, and (ii) a decrease in interest income due to lower invested cash balances.

   Amortization. Amortization expense increased $258,000, or 68.6%, to $634,000 in 1999 from $376,000 in the prior year period. Increased amortization expense resulted from goodwill incurred in connection with the acquisition of Valley assets.

   Income before taxes. For the reasons described above, income before taxes increased to $1.4 million in 1999 from $127,000 in the prior year period. As a percentage of revenue, income before taxes was 2.7% in 1999, compared to 0.3% in the prior year period.

   Income tax provision. The effective tax rate decreased to zero in 1999 from 59.1% of income before taxes in the prior year period. This decrease principally resulted from changes in the valuation allowance of deferred tax assets.

   Net income. For the reasons described above, the Company's net income increased $1.3 million to $1.4 million in 1999 from $52,000 in the prior year period.


Liquidity and Capital Resources

   The Company principally has financed its operations through net cash provided by operating activities, existing cash balances, available credit facilities, and capital contributions from Holdings. HydroChem has outstanding $110.0 million of Senior Subordinated Notes (the "Notes"). The Notes mature on August 1, 2007 and bear interest at 10 3/8% per annum which is payable semi-annually in arrears on February 1 and August 1 of each year. The Notes are redeemable at the option of HydroChem, in whole or in part, on or after August 1, 2002 at specified redemption prices. In addition, until August 4, 2000, up to 35% of the Notes are redeemable at the option of HydroChem with the proceeds from one or more equity offerings at a redemption price of 109.375% of the principal amount thereof. All HydroChem subsidiaries, including International, are guarantors of the Notes.

   HydroChem is a party to a credit agreement dated December 31, 1997, as amended, with a financial institution for a credit facility (the "Credit Facility") which provides for unsecured borrowings of up to $25.0 million, subject to borrowing base limitations. The term of the Credit Facility is three years and any borrowings thereunder bear interest at rates adjusted quarterly. At the discretion of HydroChem, interest rates are based on (i) a range from LIBOR plus 1.75% to LIBOR plus 3.00%, or, (ii) the higher of (a) the prime rate, or (b) the Federal Funds Rate plus 0.50%, plus an applicable margin of up to 1.00%. In addition, a commitment fee of 0.25% to 0.50% per annum is payable quarterly on the unborrowed portion of the Credit Facility. The specific rate within each range depends upon the Company's operating performance. The Credit Facility requires the Company to meet certain customary financial ratios and covenants, and generally restricts the Company from pledging its assets. At March 31, 1999, HydroChem's borrowing base under the Credit Facility was $25.0 million, of which $3.2 million had been drawn in the form of standby letters of credit, principally issued in connection with the Company's property and casualty insurance program. Also at March 31, 1999, there was $8.3 million outstanding under the Credit Facility and available borrowings of $13.5 million.

   For the purpose of financing the land purchase and construction costs of the Company's new headquarters and operating facility in the Houston, Texas area, HydroChem is a party to a loan agreement dated July 17, 1998, as amended, with a financial institution (the "Construction Loan Agreement"). The Construction Loan Agreement provides for an interim construction loan (the "Interim Loan") of up to $7.5 million which was converted to a term loan as of March 31, 1999, (the "Term Loan"). As with the Interim Loan, the Term Loan is collateralized by first priority liens on the land and improvements. Interest on the Interim Loan, which was payable quarterly, was at the lender's commercial loan rate less 0.50%. The Term Loan matures on September 30, 2006. Under the Term Loan, principal and interest are payable in quarterly installments with a final payment of $5.9 million due at maturity. Pursuant to the Interest Rate Swap, HydroChem's effective fixed borrowing rate for the Term Loan is 7.82% per annum. The Construction Loan Agreement requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from transferring or pledging the new facility's assets. The Company obtained a waiver with respect to one of the ratios for non-compliance resulting from the Company's special and restructuring charges recorded during the quarter ended December 31, 1998. At March 31, 1999, HydroChem had borrowed $7.5 million under the Term Loan and was in compliance with the financial ratios and covenants contained in the Construction Loan Agreement.

   For the three months ended March 31, 1999, the Company used net cash of $36.8 million in operating and investing activities, which consisted of $4.0 million used in operating activities and $32.8 million used in investing activities. For the three months ended March 31, 1998, $4.4 million of net cash was used in operating and investing activities, which consisted of $1.3 million provided by operating activities and $5.7 million used in investing activities. Except for the purchase of the assets of Valley in the current period, investing activities for both periods consisted primarily of expenditures for property and equipment.

   Expenditures for property and equipment for the three months ended March 31, 1999 were $2.0 million. Of this amount, $852,000 was used principally for purchases of operating equipment, $731,000 to implement new field and corporate information software and hardware systems, and $438,000 in connection with the construction of the new headquarters and operating facility.

   On January 5, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of Valley. The assets acquired consisted primarily of (i) accounts receivable, (ii) property, plant and equipment, (iii) intangibles, and (iv) other operating assets. The adjusted purchase price for the acquired assets was $30.9 million, of which $4 million was deposited into escrow. As part of the transaction, the Company also assumed $2.5 million in capital lease obligations and $5.6 million in bank debt. The Company has converted the capital leases to operating leases and retired the bank debt. The source of funds for the purchase price and retirement of Valley's bank debt was a combination of cash on hand and borrowings under the Credit Facility.

   Management believes that cash and cash equivalents at March 31, 1999, net cash expected to be provided by operating activities and funds available from its existing credit facilities will be sufficient to meet its cash requirements for operations and expenditures for property and equipment for the next twelve months and the foreseeable future thereafter.


Impact of Year 2000

   The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a system failure or miscalculation if, for example, a computer program recognizes a date of "00" as the year 1900 instead of 2000. Management has assessed the Year 2000 issue with regard to the Company's internal financial and operating systems as well as certain third parties with which the Company has material relationships.

   With regard to the Company's internal financial and operating systems, HydroChem has acquired new software and hardware systems which it believes to be Year 2000 compliant. These systems recently have been implemented. Management intends to test the new systems for compliance by the end of the second fiscal quarter of 1999. Although the Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness, the Company's Year 2000 compliance program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available. As of March 31, 1999, $2.0 million had been expended in connection with these new software and hardware systems. Management estimates it will ultimately incur approximately $2.2 million in connection with these systems.

   As part of its Year 2000 compliance program, management has identified certain third parties with which the Company has material relationships. These parties are primarily large financial, telecommunication and information processing entities, vendors, and other third party suppliers. Certain of these third parties have reported to the Company that they are on schedule with their projects to remediate Year 2000 issues, and that they anticipate being Year 2000 compliant on a timely basis. Management intends to continue to monitor the progress of these third parties and will develop contingency plans during 1999 in the event one or more of these third parties fail to remediate their Year 2000 issues in such a way as to materially affect the operations of the Company. Although there can be no assurance, management has no reason to believe that any Year 2000 issues the Company may experience with third parties will have a material impact on its operations.

   The Year 2000 issue involves significant risks. There can be no assurance that the Company will succeed in implementing its Year 2000 program, potentially as a result of factors which are beyond the Company's control. The following describes the Company's most reasonably likely worst-case scenario, given current uncertainties: if the Company's newly acquired software and hardware fail the testing phase, or any software application or embedded microprocessors central to the Company's operations are overlooked in the assessment or implementation phases, significant problems could occur including delays in accounting and financial reporting. It is also possible, given the numerous other uncertainties that could occur, the Company's business, financial condition and results of operations could be adversely affected. Management is unable to assess the likelihood of such events occurring or the extent of their effect.

   The foregoing Year 2000 discussion contains forward-looking statements. Such statements, including without limitation anticipated costs and the dates by which management expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant information technology and non-information technology systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by businesses and other third parties who are service providers, suppliers or customers of the Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans, and similar uncertainties. The forward looking statements made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                               AND SUBSIDIARIES

                   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK


   The following discussion regarding the Company's market risk includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

   The Company is exposed to certain market risks which include financial instruments such as short-term investments, trade receivables, and long-term debt. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses discussed below do not reflect: (i) the effects that such adverse changes may have on overall economic activity; or,
(ii) additional actions management may take to mitigate the Company's exposure to such changes. The Company does not engage in speculative transactions and does not use derivative instruments or engage in hedging activities, except for the Interest Rate Swap which is being utilized in connection with the Term Loan.

   The Company provides industrial cleaning services to a wide range of processing industries including petrochemical plants, oil refineries, electric utilities, pulp and paper mills, rubber plants, and aluminum plants. Management believes the Company's portfolio of accounts receivable is well diversified and, as a result, its credit risks are minimal. Management evaluates the creditworthiness of the Company's customers and monitors accounts on a periodic basis, but typically does not require collateral. The Company's trade receivables are primarily denominated in U.S. dollars and are generally due within 30 days. In general, trade receivables are collected in a timely manner, and historically bad debts have been immaterial and within management's expectations. Management believes that diversification and timely collection of accounts receivable reduces associated credit risk.

   The Company's surplus cash is placed in overnight investments with a high quality financial institution, in accordance with investment guidelines relative to diversification and maturity to reduce risk and increase liquidity. As of March 31, 1999, the Company had overnight investment deposits in a cash reserves money market mutual fund totaling $1.5 million. Due to the short-term nature of these investments, the carrying value equals the market value. Management expects to continue to invest surplus cash amounts in overnight deposits during 1999 and, as a result, a decrease of 1.0% over current average investment rates would have an immaterial effect on interest income.

   As of March 31, 1999, the Company's outstanding long-term debt consisted of the Credit Facility, the Term Loan, and the Notes. The Notes totaled $110.0 million, are due August 1, 2007, and bear interest at a fixed rate of 10 3/8% per annum. As of March 31, 1999, the fair value of the Notes was estimated to be $94.6 million.

   At the same date, outstanding borrowings under the Credit Facility and the Term Loan totaled $15.8 million and approximated their fair values. At the discretion of HydroChem, interest rates under the Credit Facility are based on
(i) a range from LIBOR plus 1.75% to LIBOR plus 3.00%, (ii) the higher of (a) the prime rate and (b) the Federal Funds Rate plus 0.50%, plus an applicable margin of up to 1.00%. The Term Loan bears interest at LIBOR rates plus 1.75% adjusted quarterly. To protect the Term Loan against interest rate fluctuations, the Company entered into the Interest Rate Swap which effectively fixes the interest rate at 7.82% per annum.

   Market risk, estimated as a potential increase in fair value of debt instruments resulting from a hypothetical 1.0% decrease in interest rates, is estimated to not be material to the Company during 1999.

Part II.  Other Information

   Item 1Legal Proceedings

         The Company is a defendant in approximately 70 lawsuits originally filed in the 18th Judicial District Court for the Parish of Iberville, Louisiana against Georgia Gulf Corporation ("Georgia Gulf"), the Company and other defendants, which arose from a chemical exposure incident at a Georgia Gulf facility in Plaquemine, Louisiana in September 1996. The suits cover claims by approximately 640 non-Company employees present at the facility and by approximately 1,400 persons who are related to or live with the non-Company employees. All of the plaintiffs seek damages for alleged toxic exposure resulting from this incident. All but a few of these suits has been removed to the United States District Court for the Middle District of Louisiana.

         Virtually all of the plaintiffs and each of the defendants in the actions pending in federal court have agreed upon a settlement in principal. In response, the court has dismissed these actions subject to reinstatement if the settlement is not consummated by August 18, 1999. Under this proposed agreement, the Company would pay its share of the settlement in exchange for a release from each participating plaintiff or the dismissal, with prejudice, of the claims of any plaintiff who does not participate. Separately, Georgia Gulf would indemnify the Company against the claims of approximately twenty plaintiffs who are not parties to the agreement in principal and against any future claims which may arise in connection with this incident.

         All payments by the Company under this settlement in principal would be covered by insurance. Accordingly, subject to the consummation thereof, management believes that the resolution of these matters will not have any material adverse effect upon the Company's consolidated financial position.


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

            10.1     HydroChem  Holding, Inc. 1994 Stock  Option  Plan. (Exhibit
                     10.1 to the Company's Registration Statement on Form S-4, filed August 25, 1997,is hereby incorporated by reference.)

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

            10.4 Secured Promissory Note dated April 30, 1999 from B. Tom Carter, Jr. to HydroChem Holding, Inc. (Filed herewith.)

            10.5 Pledge Agreement dated April 30, 1999 between HydroChem Holding, Inc. and B. Tom Carter, Jr. (Filed herewith.)

            10.6 Employment Agreement dated November 1, 1992 between HydroChem Industrial Services, Inc. and Gary Noto. (Exhibit
                     10.3 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

            10.7 Amendment dated January 27, 1999 to Employment Agreement dated November 1, 1992 between HydroChem Industrial Services, Inc. and Gary D. Noto. (Exhibit 10.8 to the
                     Company's Form 10-K, filed March 29, 1999, is hereby incorporated by reference.)

            10.8 Employment Agreement dated November 1, 1992 between HydroChem Industrial Services, Inc. and J. Pat DeBusk. (Exhibit 10.2 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

            10.9 Employment Agreement dated September 26, 1997 between HydroChem Industrial Services, Inc. and Donovan W. Boyd. (Exhibit 10.10 to the Company's Form 10-K, filed March 29, 1999, is hereby incorporated by reference.)

            10.10 Employment Offer Letter dated June 3, 1996 from HydroChem Industrial Services, Inc. to Selby F. Little, III. (Exhibit
                     10.6 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

            10.11 Letter Agreement regarding severance compensation dated October 31, 1997 between HydroChem Industrial Services,Inc. and Pelham H. A. Smith. (Exhibit 10.7 to the Company's Form 10-Q, filed November 14, 1997, is hereby incorporated by reference.)

            10.12 Form of Indemnification Agreement entered into with directors and officers. (Exhibit 10.8 to the Company's Amendment No. 1 to the Registration Statement on Form S-4, filed October 3, 1997, is hereby incorporated by reference.)

            10.13 Lease Agreement dated December 4, 1979 between HydroChem Industrial Services, Inc. and Gracey Corporation, as amended through May 29, 1996. (Exhibit 10.7 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

            10.14 Credit Agreement dated December 31, 1997 among HydroChem Industrial Services, Inc. and NationsBank, N. A. and financial institutions named in the Credit Agreement. (Exhibit 10.10 to the Company's Form 10-K, filed March 30, 1998, is hereby incorporated by reference.)

            10.15 Letter Agreement dated March 6, 1998 regarding Credit Agreement dated December 31, 1997 between HydroChem Industrial Services, Inc. and NationsBank, N.A. (Exhibit
                     10.11 to the Company's Form 10-K, filed March 30, 1998, is hereby incorporated by reference.)

            10.16 Letter Agreement dated August 14, 1998 regarding Credit Agreement dated December 31, 1997 between HydroChem Industrial Services, Inc. and NationsBank, N.A. (Exhibit
                     10.15 to the Company's Form 10-Q, filed November 16, 1998, is hereby incorporated by reference.)

            10.17 Amendment No. 1 dated as of September 30, 1998 to Credit Agreement dated as of December 31, 1997 between HydroChem Industrial Services, Inc., NationsBank, N.A. and financial institutions named in the Credit Agreement. (Exhibit 10.16 to the Company's Form 10-Q, filed November 16, 1998, is hereby incorporated by reference.)

            10.18 Amendment No. 2 dated as of December 31, 1998 to Credit Agreement dated as of December 31, 1997 between HydroChem Industrial Services, Inc., NationsBank, N.A. and financial institutions named in the Credit Agreement. (Exhibit 10.19 to the Company's Form 10-K, filed March 29, 1999, is hereby incorporated by reference.)

            10.19 Loan Agreement dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas, National Association. (Exhibit 10.15 to the Company's Form 10-Q, filed August 14, 1998, is hereby incorporated by reference.)

            10.20 Amendment No. 1 dated as of February 2, 1999 to Loan Agreement dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas National Association. (Exhibit 10.21 to the Company's Form 10-K, filed March 29, 1999, is hereby incorporated by reference.)

            10.21 Extension Agreement dated as of February 2, 1999 between HydroChem Industrial Services, Inc. and Bank One, Texas, National Association. (Exhibit 10.22 to the Company's Form 10-K, filed March 29, 1999, is hereby incorporated by reference.)

            10.22 International Swap Dealers Association, Inc. Master Agreement and Schedule dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas, National Association. (Exhibit 10.16 to the Company's Form 10-Q, filed August 14, 1998, is hereby incorporated by reference.)

            10.23 Amended and Restated Asset Purchase Agreement by and among HydroChem Industrial Services, Inc., Valley Systems of Ohio, Inc. and Valley Systems, Inc. dated as of September 8, 1998. (Exhibit 10.1 to the Company's Form 8-K, filed January 20, 1999, is hereby incorporated by reference.)

            27.1     Financial Data Schedule.  (Filed herewith.)

   (b)   Reports on Form 8-K.

         The following reports on Form 8-K or 8-K/A were filed during the quarter ended March 31, 1999:

            January 20, 1999 - Item 2.  Acquisition or Disposition of Assets

            March 22, 1999 - Item 7.  Financial Statements and Exhibits

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HYDROCHEM INDUSTRIAL SERVICES, INC.


   Date: May 11, 1999               By:   /s/ Selby F. Little, III
                                          -------------------------------------
                                          Selby F. Little, III, Executive Vice
                                          President and Chief Financial Officer






                                    HYDROCHEM INTERNATIONAL, INC.


   Date: May 11, 1999               By:   /s/ Selby F. Little, III
                                          ------------------------------------
                                          Selby F. Little, III, Executive Vice
                                          President and Chief Financial Officer

                                 EXHIBIT INDEX




      10.4 Secured Promissory Note dated April 30, 1999 from B. Tom Carter, Jr. to HydroChem Holding, Inc.

      10.5 Pledge Agreement dated April 30,1999 between HydroChem Holding, Inc. and B. Tom Carter, Jr.

      27.1  Financial Data Schedule