Form 10-Q
period 1999-06-30
HYDROCHEM INDUSTRIAL SERVICES INC
filed 1999-08-10
CIK 1044607

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                  FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 For the Quarterly Period ended June 30, 1999

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


     * HydroChem International, Inc., a wholly-owned subsidiary of HydroChem Industrial Services, Inc., is a Co-Registrant. It is incorporated under the laws of the State of Delaware. Its I.R.S. Employer Identification Number is 75-2512100.

                              TABLE OF CONTENTS


Part I. Financial Information

        Item 1. Financial Statements

              Consolidated Balance Sheets as of December 31, 1998 and
                 June 30, 1999 (unaudited)............................     3

              Consolidated  Statements of  Operations  for each of the
                 three and six month periods ended June 30, 1998
                 and 1999 (unaudited).................................     4

              Consolidated Statement of Stockholder's Equity for the six
                 month period ended June 30, 1999 (unaudited).........     5

              Consolidated  Statements  of Cash Flows for each of the
                 six month periods ended June 30, 1998 and
                 1999 (unaudited).....................................     6

              Notes to Consolidated Financial Statements (unaudited)..     7

        Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..........................    11

        Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk........................................    17

Part II.Other Information

        Item 1. Legal Proceedings.....................................   18

        Item 6. Exhibits and Reports on Form 8-K......................   18

Signatures............................................................   22

Exhibit Index.........................................................   23

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)


                                                     December 31,      June 30,
                                                        1998             1999
                                                        ----             ----
                                ASSETS
   Current assets:
      Cash and cash equivalents...................   $ 33,775          $  2,557
      Receivables, less allowance of $536 and $731,
        respectively..............................     23,941            37,549
      Inventories.................................      3,902             4,823
      Prepaid expenses and other current assets...      1,714             2,733
      Income taxes receivable.....................        243               243
      Deferred income taxes.......................      1,467             1,655
                                                      -------          --------
         Total current assets.....................     65,042            49,560

   Property and equipment, at cost................     81,459            91,634
      Accumulated depreciation....................    (33,322)          (38,447)
                                                      -------           -------
                                                       48,137            53,187

   Intangible assets, net.........................     43,246            68,670
                                                      -------          --------

         Total assets.............................   $156,425          $171,417
                                                      =======           =======

                     LIABILITIES AND STOCKHOLDER'S EQUITY
   Current liabilities:
      Accounts payable............................   $  4,973          $  6,146
      Accrued liabilities.........................     13,193            19,901
      Current portion of long-term debt (Note 3)..        121               165
                                                      -------           -------
         Total current liabilities................     18,287            26,212

   Long-term debt (Note 3)........................    115,996           119,297
   Deferred income taxes..........................      8,626             8,814
   Commitments and contingencies (Note 6)

   Stockholder's equity:
      Common stock, $.01 par value:
         1,000 shares authorized, 100 shares
         outstanding                                        1                 1
      Additional paid-in capital..................     16,558            16,558
      Retained earnings (deficit).................     (3,043)              535
                                                      -------           -------
      Total stockholder's equity..................     13,516            17,094
                                                      -------           -------

         Total liabilities and stockholder's equity  $156,425          $171,417
                                                     ========          ========




                           See accompanying notes.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                     Three months ended       Six months ended
                                          June 30,                June 30,
                                       1998       1999        1998      1999
                                     -------    -------      ------    -------
Revenue..........................   $ 45,067   $ 52,194     $ 85,955   $103,099
Cost of revenue..................     28,185     30,437       53,070     60,700
                                      ------     ------       ------    -------
   Gross profit..................     16,882     21,757       32,885     42,399

Selling, general and administrative
 expense                              10,961     12,874       21,748     25,374
Depreciation.....................      2,239      2,839        4,432      5,752
                                      ------     ------       ------    -------
   Operating income..............      3,682      6,044        6,705     11,273

Other (income) expense:
   Interest expense, net.........      2,599      3,228        5,116      6,496
   Special charge................        300        -            300        -
   Other (income) expense, net...         13        (26)          16        (68)
   Amortization of intangibles...        374        633          750      1,267
                                      ------     ------       ------    -------
Income before taxes..............        396      2,209          523      3,578

   Income tax provision (Note 4).        237        -            312        -
                                      ------     ------       ------    -------
Net income ......................   $    159   $  2,209     $    211   $  3,578
                                     ========   =======      =======    =======



















                           See accompanying notes.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                (in thousands)


                                             Additional    Retained
                                    Common    Paid-in      Earnings
                                    Stock     Capital      (Deficit)    Total
                                    -----     -------      ---------    -----

Balance at December 31, 1998 ....   $    1    $16,558      $(3,043)     $13,516


   Net income....................        -         -         3,578        3,578
                                    ------     ------       ------       ------


Balance at June 30, 1999 ........   $    1    $16,558      $   535      $17,094
                                     =====     ======       ======       ======





























                           See accompanying notes.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                        Six months ended
                                                           June 30,
                                                     1998          1999
                                                   --------      --------

Operating activities:
   Net income...................................    $    211      $ 3,578
   Adjustments to reconcile net income
       to net cash provided by operating activities:
      Depreciation..............................       4,432        5,752
      Amortization..............................         750        1,267
      Amortization of deferred financing costs..         183          218
      Deferred income tax provision.............        (225)          -
      Gain on sale of property and equipment....         (32)          (5)
   Changes in operating assets and liabilities,
    net of effects of acquisition:
      Restricted cash...........................       2,858           -
      Receivables, net..........................      (4,380)      (8,568)
      Inventories...............................        (700)        (921)
      Prepaid expenses and other current assets.      (1,274)        (378)
      Income taxes receivable...................         407           -
      Accounts payable..........................       2,728          424
      Income taxes payable......................         (16)          -
      Accrued liabilities.......................         475        5,015
                                                     -------      -------
         Net cash provided by operating activities     5,417        6,382
                                                     -------      -------
Investing activities:
   Expenditures for property and equipment......     (10,449)      (3,423)
   Proceeds from sale of property and equipment.         135          111
   Purchase of assets, net of cash..............          -       (31,971)
                                                     -------      -------
         Net cash used in investing activities..     (10,314)     (35,283)
                                                     -------      -------
Financing activities:
   Repayments of long-term debt, net............        (124)      (2,317)
                                                     -------      -------
         Net cash used in financing activities..        (124)      (2,317)
                                                     -------      -------

Net decrease in cash............................      (5,021)     (31,218)
Cash at beginning of period.....................      33,862       33,775
                                                     -------      -------

Cash at end of period...........................    $ 28,841      $ 2,557
                                                    ========      =======




                           See accompanying notes.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1999



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

      The Company is engaged in the business of providing industrial cleaning services to a wide range of processing industries, including petrochemical plants, oil refineries, electric utilities, pulp and paper mills, rubber plants, and aluminum plants. This type of work is typically recurring maintenance to improve or sustain the operating efficiencies and extend the useful lives of process equipment and facilities. Services provided include high-pressure water cleaning (hydroblasting), chemical cleaning, industrial vacuuming and other services. Other services include mechanical, commissioning, waste minimization and specialized services.

      The accompanying unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of the interim periods. Operating results for the three and six month interim periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.    Derivative Financial Instruments

      HydroChem entered into an interest rate swap agreement dated July 17, 1998 (the "Interest Rate Swap") with a financial institution to manage the interest rate exposure of the $7,500,000 Term Loan (as defined in Note 3) with the same financial institution. Under the Interest Rate Swap, HydroChem's effective fixed borrowing rate for the Term Loan is 7.82% per annum. The Company is exposed to credit loss in the event of non-performance by the financial institution; however, management does not anticipate non-performance and, in the event of non-performance, no material loss would be expected. The Company does not hold or issue financial instruments for trading purposes. See Note 3.

3. Long-term Debt

      Long-term debt at December 31, 1998 and June 30, 1999 consisted of the following (in thousands):

                                                     1998             1999
                                                     ----             ----
      Senior subordinated notes..............      $ 110,000       $ 110,000
      Construction loan......................          6,117             -
      Term loan..............................            -             7,462
      Credit facility........................            -             2,000
                                                    --------        --------
      Total long-term debt...................        116,117         119,462
       Less current portion of long-term debt           (121)           (165)
                                                    --------        --------
                                                   $ 115,996       $ 119,297
                                                     =======         =======

      HydroChem has outstanding $110,000,000 of Senior Subordinated Notes (the "Notes"). The Notes mature on August 1, 2007 and bear interest at 10 3/8% per annum which is payable semi-annually in arrears on February 1 and August 1 of each year. The Notes are redeemable at the option of HydroChem, in whole or in part, on or after August 1, 2002 at specified redemption prices. In addition, until August 4, 2000, up to 35% of the Notes are redeemable at the option of HydroChem with the proceeds from one or more equity offerings at a redemption price of 109.375% of the principal amount thereof. All HydroChem subsidiaries are guarantors of the Notes.

      HydroChem is a party to a credit agreement dated December 31, 1997, as amended, with a financial institution for a credit facility which provides for unsecured borrowings of up to $25,000,000, subject to borrowing base limitations (the "Credit Facility"). The Credit Facility matures on December 31, 2000 and any borrowings thereunder bear interest at rates, which are adjusted quarterly. At the discretion of HydroChem, interest rates are based on (i) LIBOR plus an applicable margin of 1.75% to 3.00%, or, (ii) the higher of (a) the prime rate plus an applicable margin of up to 1.00%, or (b) the Federal Funds Rate plus an applicable margin of 0.50% to 1.50%. In addition, a commitment fee of 0.25% to 0.50% per annum is payable quarterly on the unborrowed portion of the Credit Facility. The specific rate within each range depends upon the Company's operating performance. The Credit Facility requires the Company to meet certain customary financial ratios and covenants, and generally restricts the Company from pledging its assets. At June 30, 1999, HydroChem's borrowing base under the Credit Facility was $25,000,000, of which $4,742,000 had been utilized and $20,258,000 was available. The amounts utilized consisted of advances and standby letters of credit of $2,000,000 and $2,742,000, respectively. The standby letters of credit principally were issued in connection with the Company's property and casualty insurance program.

      For the purpose of financing the land purchase and construction costs of the Company's headquarters and operating facility in the Houston, Texas area, HydroChem is a party to a loan agreement dated July 17, 1998, as amended, with a financial institution (the "Construction Loan Agreement"). The Construction Loan Agreement provided for an interim construction loan (the "Interim Loan") of up to $7,500,000 which was converted to a term loan as of March 31, 1999 (the "Term Loan"). The Term Loan is collateralized by first priority liens on the land and improvements. Interest on the Interim Loan, which was payable quarterly, was at the lender's commercial loan rate less 0.50%. The Term Loan matures on September 30, 2006. Under the Term Loan, principal and interest are payable in quarterly installments with a final payment of $5,977,000 due at maturity. Pursuant to the Interest Rate Swap, HydroChem's effective fixed borrowing rate for the Term Loan is 7.82% per annum. The Construction Loan Agreement requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from transferring or pledging the facility's assets. The Company obtained a waiver with respect to one of the ratios for non-compliance resulting from special and restructuring charges recorded during the quarter ended December 31, 1998. At June 30, 1999, HydroChem had $7,462,000 outstanding under the
   Term Loan and was in compliance with the financial ratios and covenants contained in the Construction Loan Agreement.

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

5. Summary Financial Information

      Summary financial information for International as consolidated with HydroChem is as follows (in thousands):

                                              As of          As of
                                           December 31,     June 30,
                                              1998           1999
                                              ----           ----
      Current assets...................     $ 1,377        $ 2,004
      Noncurrent assets................         103             98
      Current liabilities..............          68            208
      Noncurrent liabilities...........         -              -

                                     Three months ended     Six months ended
                                           June 30,             June 30,
                                      1998         1999       1998      1999
                                     ------       ------     ------    ------
      Revenue..............          $ 1,051     $ 1,705    $ 1,618   $ 2,815
      Gross profit.........              329         685        537     1,107
      Net income (loss)....             (143)        318       (204)      481

6. Commitments and Contingencies

      The Company is a defendant in various lawsuits arising in the normal course of business. Substantially all of these suits are being defended by the Company's insurance carriers. While the results of litigation cannot be predicted with certainty, management believes that adequate provision has been made for such claims and that the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position.

      Also, the Company is a defendant in approximately 70 lawsuits originally filed in the 18th Judicial District Court for the Parish of Iberville, Louisiana against Georgia Gulf Corporation ("Georgia Gulf"), the Company and other defendants, which arose from a chemical exposure incident at a Georgia Gulf facility in Plaquemine, Louisiana in September 1996. The suits cover claims by approximately 640 non-Company employees present at the facility and by approximately 1,400 persons who are related to or live with the non-Company employees. All of the plaintiffs seek damages for alleged toxic exposure resulting from this incident. All but a few of these suits have been removed to the United States District Court for the Middle District of Louisiana.

      Pursuant to a Memorandum of Understanding effective April 15, 1999, virtually all of the plaintiffs and each of the defendants in the actions pending in federal court have agreed upon a settlement. Under this agreement, the Company's insurance carriers have deposited the Company's share of the settlement into escrow, to be released upon receipt of a release from each participating plaintiff or the dismissal of the claims of any plaintiff who does not participate. Separately, Georgia Gulf has agreed in principal to indemnify the Company against the claims of any plaintiff who does not participate in the settlement, the claims of the approximately twenty plaintiffs who are not parties to the agreement and against any future claims which may arise in connection with this incident.

      All payments by the Company under these arrangements have been or will be covered by insurance. Accordingly, subject to the consummation of the settlement, management believes that the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position.

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

      The acquisition has been accounted for using the purchase method of accounting. The Company's financial statements reflect a preliminary allocation of the purchase price based upon the Company's initial valuation. The excess of the purchase price over the fair value of the net assets acquired is being amortized over periods ranging from 10 to 25 years and is estimated as follows (in thousands):

         Purchase price (as adjusted).......        $ 30,857
         Transaction and acquisition costs..           2,101
                                                     -------
                                                      32,958
         Fair value of net assets acquired..           5,995
                                                      -------
         Excess of purchase price over fair value   $ 26,963
                                                      ======

      The book value of net assets acquired was determined to approximate fair value at the date of acquisition. Transaction costs consist primarily of fees to attorneys, accountants and other outside service providers, and costs of transferring ownership of the acquired assets. Acquisition costs primarily represent (i) severance and relocation costs for certain Valley employees,
   (ii) expenses incurred in connection with the closing or consolidation of certain facilities, and (iii) certain other costs incurred directly in connection with the acquisition.

      The results of operations derived from assets acquired from Valley are included in the Company's financial statements from the effective date of acquisition. Unaudited pro forma consolidated results of operations have been prepared as if the acquisition of the Valley assets had occurred on January 1, 1998 and include (in thousands):

                                          Three Months          Six Months
                                          Ended June 30,       Ended June 30,
                                              1998                  1998
                                          -------------        ---------------
         Revenue.......................    $ 51,719              $ 98,472
         Net income....................         297                   411

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

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                               AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

      Management's Discussion and Analysis and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words "believe", "anticipate", "estimate", "expect", "intend", and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                                       Three months ended      Six months ended
                                            June 30,                June 30,
                                         1998       1999        1998      1999
                                       -------     ------      ------   -------
      Revenue....................       100.0%     100.0%      100.0%   100.0%
      Cost of revenue............        62.5       58.3        61.7     58.9
                                        -----      -----       -----    -----
         Gross profit............        37.5       41.7        38.3     41.1
      SG&A expense...............        24.3       24.7        25.3     24.6
      Depreciation...............         5.0        5.4         5.2      5.6
                                        -----      -----       -----    -----
         Operating income........         8.2       11.6         7.8     10.9
      Other (income) expense:
         Interest expense, net...         5.8        6.2         6.0      6.3
         Special charge..........         0.7        -           0.3      -
         Other (income) expense, net        -        -           -       (0.1)
         Amortization of intangibles      0.8        1.2         0.9      1.2
                                        -----      -----       -----    -----
       Income before taxes........        0.9        4.2         0.6      3.5
              Income tax provision        0.5        -           0.4      -
                                        -----      -----       -----    -----
      Net income ................         0.4%       4.2%        0.2%     3.5%
                                        =====      =====       =====    =====

      EBITDA(1)..................        13.1%      17.0%       13.0%    16.5%
                                        =====      =====       =====    =====

(1) EBITDA for any relevant period presented above represents income before taxes plus interest expense, depreciation, amortization, and other income and expense (including a special charge of $300,000 in the three and six months ended June 30, 1998). EBITDA should not be construed as a substitute for operating income, as an indicator of liquidity or as a substitute for net cash provided by operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA is included because management believes it to be a useful tool for analyzing operating performance, leverage, liquidity and a company's ability to service debt.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998
-----------------------------------------------------------------------------

   Revenue. Revenue increased $7.1 million, or 15.8%, to $52.2 million for the three months ended June 30, 1999 from $45.1 million in the prior year period. The increase in revenue, which applied to all service lines, resulted from increases in industrial vacuuming revenue of $2.8 million, or 54.2%, from $5.2 million to $8.0 million; other services revenue of $2.3 million, or 103.9%, from $2.1 million to $4.4 million; chemical cleaning revenue of $1.2 million, or 7.1%, from $16.1 million to $17.4 million; and hydroblasting revenue of $817,000, or 3.8%, from $21.6 million to $22.4 million. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 1998 and 1999, and the acquisition of the Valley assets. The increase in other services revenue resulted from mechanical services projects, which the Company began performing in 1998, and an increased volume of commissioning services projects. The increase in chemical cleaning revenue principally resulted from an increase in the volume of projects. Hydroblasting revenue increased as a result of the acquisition of the Valley assets, partially offset by a reduced volume of projects in other locations.

   Gross profit. Gross profit increased $4.9 million, or 28.9%, to $21.8 million in 1999 from $16.9 million in the prior year period. Gross profit margins increased from 37.5% to 41.7%. Cost of revenue increased $2.3 million, or 8.0%, to $30.4 million for 1999 from $28.2 million in the prior year period primarily due to the revenue increases described above. Gross profit margins improved, in part, as a result of a cost reduction program, which included, among other things, a reduction in work force that was implemented in late 1998.

   SG&A expense. SG&A expense increased $1.9 million, or 17.5%, to $12.9 million in 1999 from $11.0 million in the prior year period. This increase primarily resulted from the acquisition of the Valley assets and was partially offset by the cost reduction program described above. SG&A expense as a percentage of revenue increased to 24.7% in 1999 from 24.3% in the prior year period.

   EBITDA. Increased gross profit, partially offset by increased SG&A expense, resulted in a $3.0 million, or 50.0%, increase in EBITDA to $8.9 million in 1999 from $5.9 million in the prior year period. As a percentage of revenue, EBITDA increased to 17.0% in 1999, compared to 13.1% in the prior year period.

   Depreciation. Depreciation expense increased $600,000, or 26.8%, to $2.8 million in 1999 from $2.2 million in the prior year period and was 5.4% and 5.0% of revenue, respectively. The increase in depreciation expense principally resulted from the acquisition of the Valley assets and from capital expenditures in 1998 and 1999.

   Operating income. Increased gross profit, partially offset by increased SG&A and depreciation expense, resulted in an increase in operating income of $2.4 million, or 64.1%, to $6.0 million in 1999 from $3.7 million in the prior year period. As a percentage of revenue, operating income increased to 11.6% in 1999, compared to 8.2% in the prior year period.

   Interest expense, net. Interest expense, net increased $629,000, or 24.2%, to $3.2 million in 1999 from $2.6 million in the prior year period. Increased interest expense, net resulted from (i) an increase in debt due to borrowings under the Construction Loan Agreement beginning in July 1998 and borrowings under the Credit Facility in January 1999 to finance a portion of the purchase price of the Valley assets and the retirement of the Valley bank debt, and (ii) a decrease in interest income due to lower invested cash balances.

   Special charge. The Company incurred approximately $300,000 of expense in the prior year period related to a terminated acquisition.

   Amortization. Amortization expense increased $259,000, or 69.3%, to $633,000 in 1999 from $374,000 in the prior year period. Increased amortization expense resulted from goodwill incurred in connection with the acquisition of the Valley assets.

   Income before taxes. For the reasons described above, income before taxes increased $1.8 million to $2.2 million in 1999 from $396,000 in the prior year period. As a percentage of revenue, income before taxes was 4.2% in 1999, compared to 0.9% in the prior year period.

   Income tax provision. The effective tax rate decreased to zero in 1999 from 59.8% of income before taxes in the prior year period. This decrease principally resulted from changes in the valuation allowance of deferred tax assets.

   Net income. For the reasons described above, the Company's net income increased $2.1 million to $2.2 million in 1999 from $159,000 in the prior year period. As a percentage of revenue, net income was 4.2% in 1999, compared to 0.4% in the prior year period.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998
-------------------------------------------------------------------------

   Revenue. Revenue increased $17.1 million, or 19.9%, to $103.1 million for the six months ended June 30, 1999 from $86.0 million in the prior year period. The increase in revenue, which applied to all service lines, resulted from increases in industrial vacuuming revenue of $6.8 million, or 65.2%, from $10.5 million to $17.3 million; hydroblasting revenue of $4.4 million, or 10.1%, from $43.6 million to $48.1 million; other services revenue of $3.7 million, or 100.7%, from $3.7 million to $7.4 million; and chemical cleaning revenue of $2.2 million, or 7.8%, from $28.2 million to $30.4 million. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 1998 and 1999, and the acquisition of the Valley assets. Hydroblasting revenue increased primarily as a result of the acquisition of the Valley assets, partially offset by a reduced volume of projects in other locations. The increase in other services revenue principally resulted from mechanical services projects, which the Company began performing in April 1998, and an increased volume of commissioning services projects. The increase in chemical cleaning revenue principally resulted from an increase in the volume of projects.

   Gross profit. Gross profit increased $9.5 million, or 28.9%, to $42.4 million in 1999 from $32.9 million in the prior year period. Gross profit margins increased from 38.3% to 41.1%. Cost of revenue increased $7.6 million, or 14.4%, to $60.7 million for 1999 from $53.1 million in the prior year period primarily due to the revenue increases described above. Gross profit margins improved, in part, as a result of a cost reduction program, which included, among other things, a reduction in work force that was implemented in late 1998.

   SG&A expense. SG&A expense increased $3.6 million, or 16.7%, to $25.4 million in 1999 from $21.7 million in the prior year period. This increase primarily resulted from the acquisition of the Valley assets and was partially offset by the cost reduction program described above. SG&A expense as a percentage of revenue decreased to 24.6% in 1999 from 25.3% in the prior year period.

   EBITDA. Increased gross profit, partially offset by increased SG&A expense, resulted in a $5.9 million, or 52.9%, increase in EBITDA to $17.0 million in 1999 from $11.1 million in the prior year period. As a percentage of revenue, EBITDA increased to 16.5% in 1999, compared to 13.0% in the prior year period.

   Depreciation. Depreciation expense increased $1.3 million, or 29.8%, to $5.8 million in 1999 from $4.4 million in the prior year period and was 5.6% and 5.2% of revenue, respectively. The increase in depreciation expense principally resulted from the acquisition of the Valley assets and from capital expenditures in 1998 and 1999.

   Operating income. Increased gross profit, partially offset by increased SG&A and depreciation expense, resulted in an increase in operating income of $4.6 million, or 68.1%, to $11.3 million in 1999 from $6.7 million in the prior year period. As a percentage of revenue, operating income increased to 10.9% in 1999, compared to 7.8% in the prior year period.

   Interest expense, net. Interest expense, net increased $1.4 million, or 27.0%, to $6.5 million in 1999 from $5.1 million in the prior year period. Increased interest expense, net resulted from (i) an increase in debt due to borrowings under the Construction Loan Agreement beginning in July 1998 and borrowings under the Credit Facility in January

1999 to finance a portion of the purchase price of the Valley assets and the retirement of the Valley bank debt, and (ii) a decrease in interest income due to lower invested cash balances.

   Special charge. The Company incurred approximately $300,000 of expense in the prior year period related to a terminated acquisition.

   Amortization. Amortization expense increased $517,000, or 68.9%, to $1.3 million in 1999 from $750,000 in the prior year period. Increased amortization expense resulted from goodwill incurred in connection with the acquisition of the Valley assets.

   Income before taxes. For the reasons described above, income before taxes increased $3.1 million to $3.6 million in 1999 from $523,000 in the prior year period. As a percentage of revenue, income before taxes was 3.5% in 1999, compared to 0.6% in the prior year period.

   Income tax provision. The effective tax rate decreased to zero in 1999 from 59.7% of income before taxes in the prior year period. This decrease principally resulted from changes in the valuation allowance of deferred tax assets.

   Net income. For the reasons described above, the Company's net income increased $3.4 million to $3.6 million in 1999 from $211,000 in the prior year period. As a percentage of revenue, net income was 3.5% in 1999, compared to 0.2% in the prior year period.


Liquidity and Capital Resources

   The Company principally has financed its operations through net cash provided by operating activities, existing cash balances, available credit facilities, and capital contributions from Holding. HydroChem has outstanding $110.0 million of Senior Subordinated Notes (the "Notes"). The Notes mature on August 1, 2007 and bear interest at 10 3/8% per annum which is payable semi-annually in arrears on February 1 and August 1 of each year. The Notes are redeemable at the option of HydroChem, in whole or in part, on or after August 1, 2002 at specified redemption prices. In addition, until August 4, 2000, up to 35% of the Notes are redeemable at the option of HydroChem with the proceeds from one or more equity offerings at a redemption price of 109.375% of the principal amount thereof. All HydroChem subsidiaries, including International, are guarantors of the Notes.

   HydroChem is a party to a credit agreement dated December 31, 1997, as amended, with a financial institution for a credit facility (the "Credit Facility") which provides for unsecured borrowings of up to $25.0 million, subject to borrowing base limitations. The Credit Facility matures on December 31, 2000 and any borrowings thereunder bear interest at rates adjusted quarterly. At the discretion of HydroChem, interest rates are based on (i) LIBOR plus an applicable margin of 1.75% to 3.00%, or, (ii) the higher of (a) the prime rate plus an applicable margin of up to 1.00%, or (b) the Federal Funds Rate plus an applicable margin of 0.50% to 1.50%. In addition, a commitment fee of 0.25% to 0.50% per annum is payable quarterly on the unborrowed portion of the Credit Facility. The specific rate within each range depends upon the Company's operating performance. The Credit Facility requires the Company to meet certain customary financial ratios and covenants, and generally restricts the Company from pledging its assets. At June 30, 1999, HydroChem's borrowing base under the Credit Facility was $25.0 million, of which $4.7 million had been utilized and $20.3 million was available. The amounts utilized consisted of advances and standby letters of credit of $2.0 million and $2.7 million, respectively. The standby letters of credit principally were issued in connection with the Company's property and casualty insurance program.

   For the purpose of financing the land purchase and construction costs of the Company's headquarters and operating facility in the Houston, Texas area, HydroChem is a party to a loan agreement dated July 17, 1998, as amended, with a financial institution (the "Construction Loan Agreement"). The Construction Loan Agreement provided for an interim construction loan (the "Interim Loan") of up to $7.5 million which was converted to a term loan as of March 31, 1999 (the "Term Loan"). The Term Loan is collateralized by first priority liens on the land and improvements. Interest on the Interim Loan, which was payable quarterly, was at the lender's commercial loan rate less 0.50%. The Term Loan matures on September 30, 2006. Under the Term Loan, principal and interest are payable in quarterly installments with a final payment of $6.0 million due at maturity. Pursuant to the Interest Rate Swap, HydroChem's effective fixed borrowing rate for the Term Loan is 7.82% per annum. The Construction Loan
Agreement requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from transferring or pledging the facility's assets. The Company obtained a waiver with respect to one of the ratios for non-compliance resulting from special and restructuring charges recorded during the quarter ended December 31, 1998. At June 30, 1999, HydroChem had borrowed $7.5 million under the Term Loan and was in compliance with the financial ratios and covenants contained in the Construction Loan Agreement.

   For the six months ended June 30, 1999, the Company used net cash of $28.9 million in operating and investing activities, which consisted of $6.4 million provided by operating activities and $35.3 million used in investing activities. For the six months ended June 30, 1998, $4.9 million of net cash was used in operating and investing activities, which consisted of $5.4 million provided by operating activities and $10.3 million used in investing activities. Except for the purchase of the Valley assets in the current period, investing activities for both periods consisted primarily of expenditures for property and equipment.

   Expenditures for property and equipment for the six months ended June 30, 1999 were $3.4 million. Of this amount, $1.9 million was used principally for purchases of operating equipment, $1.0 million to implement new field and corporate software and hardware systems, and $501,000 in connection with the construction of the headquarters and operating facility.

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

   Management believes that cash and cash equivalents at June 30, 1999, net cash expected to be provided by operating activities and funds available from its existing credit facilities will be sufficient to meet its cash requirements for operations and expenditures for property and equipment for the next twelve months and the foreseeable future thereafter.


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

   With regard to the Company's financial and operating systems, HydroChem has developed, acquired and implemented software and hardware systems which it believes to be Year 2000 compliant, including new software and hardware systems for which the Company expended a total of $2.0 million in 1998 and 1999. Management estimates it will incur an aggregate of approximately $2.6 million in connection with these systems by the end of 1999. Certain of these systems have been tested for compliance and testing of the remaining systems is expected to be completed by September 1999. Although the Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness, the Company's Year 2000 compliance program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available.

   As part of its Year 2000 compliance program, management has identified certain third parties with which the Company has material relationships. These parties are primarily large financial, telecommunication and information processing entities, and other third party suppliers. Certain of these third parties have reported to the Company that they are on schedule with their projects to remediate Year 2000 issues, and that they anticipate being Year 2000 compliant on a timely basis. Management intends to continue to monitor the progress of these third parties and expects to develop contingency plans during 1999 in the event one or more of these third parties fail to remediate their Year 2000 issues in such a way as to materially affect the operations of the Company.

   The Year 2000 issue involves significant risks. There can be no assurance that the Company will succeed in implementing its Year 2000 program, potentially as a result of factors, which are beyond the Company's control. The following describes the Company's most reasonably likely worst-case scenario, given current uncertainties: if the Company's software and hardware systems fail the testing phase, or any software application or embedded microprocessors central to the Company's operations are overlooked in the assessment or implementation phases, significant problems could occur, including delays in accounting and financial reporting. It is also possible, given the numerous other uncertainties which could occur, that the Company's business, financial condition and results of operations could be adversely affected. Management is unable to assess the likelihood of such events occurring or the extent of their effect. Although there can be no assurance, management has no reason to believe that any Year 2000 issues that the Company may experience will have a material adverse effect on its operations.

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

   The Company's surplus cash is placed in overnight investments with a high quality financial institution, in accordance with investment guidelines relative to credit quality, diversification and maturity to reduce risk and provide for liquidity. As of June 30, 1999, the Company had overnight investment deposits in a cash reserves money market mutual fund totaling $3.0 million. Due to the short-term nature of these investments, management believes the carrying value approximates market value. Management expects to continue to invest surplus cash amounts in overnight deposits during 1999 and, as a result, a decrease of 1.0% from current average investment rates would not have a material effect on the Company's consolidated financial position.

   As of June 30, 1999, the Company's outstanding long-term debt consisted of the Credit Facility, the Term Loan, and the Notes. The Notes totaled $110.0 million, are due August 1, 2007, and bear interest at a fixed rate of 10 3/8% per annum. As of June 30, 1999, the market value of the Notes was estimated to be $101.2 million.

   At the same date, outstanding borrowings under the Credit Facility and the Term Loan totaled $9.5 million and approximated their fair values. At the discretion of HydroChem, interest rates under the Credit Facility are based on
(i) a range from LIBOR plus 1.75% to LIBOR plus 3.00%, or (ii) the higher of (a) the prime rate or (b) the Federal Funds Rate plus 0.50%, plus an applicable margin of up to 1.00%. The Term Loan bears interest at LIBOR rates plus 1.75% adjusted quarterly. To protect the Term Loan against interest rate fluctuations, the Company entered into the Interest Rate Swap which effectively fixes the interest rate at 7.82% per annum.

   Market risk, estimated as a potential increase in fair value of debt instruments resulting from a hypothetical 1.0% decrease in interest rates, is estimated to not be material to the Company during 1999.

Part II.  Other Information

   Item 1.  Legal Proceedings

         The Company is a defendant in approximately 70 lawsuits originally filed in the 18th Judicial District Court for the Parish of Iberville, Louisiana against Georgia Gulf Corporation ("Georgia Gulf"), the Company and other defendants, which arose from a chemical exposure incident at a Georgia Gulf facility in Plaquemine, Louisiana in September 1996. The suits cover claims by approximately 640 non-Company employees present at the facility and by approximately 1,400 persons who are related to or live with the non-Company employees. All of the plaintiffs seek damages for alleged toxic exposure resulting from this incident. All but a few of these suits have been removed to the United States District Court for the Middle District of Louisiana.

         Pursuant to a Memorandum of Understanding effective April 15, 1999, virtually all of the plaintiffs and each of the defendants in the actions pending in federal court have agreed upon a settlement. Under this agreement, the Company's insurance carriers have deposited the Company's share of the settlement into escrow, to be released upon receipt of a release from each participating plaintiff or the dismissal of the claims of any plaintiff who does not participate. Separately, Georgia Gulf has agreed in principal to indemnify the Company against the claims of any plaintiff who does not participate in the settlement, the claims of the approximately twenty plaintiffs who are not parties to the agreement and against any future claims which may arise in connection with this incident.

         All payments by the Company under these arrangements have been or will be covered by insurance. Accordingly, subject to the consummation of the settlement, management believes that the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position.


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

            10.4 Secured Promissory Note dated April 30, 1999 from B. Tom Carter, Jr. to HydroChem Holding, Inc. (Exhibit 10.4 to the Company's Form 10-Q, filed May 11, 1999, is hereby incorporated by reference.)

            10.5 Pledge Agreement dated April 30, 1999 between HydroChem Holding, Inc. and B. Tom Carter, Jr. (Exhibit 10.5 to the Company's Form 10-Q, filed May 11, 1999, is hereby incorporated by reference.)

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

            10.10 First Amendment dated June 28, 1999 to Employment Agreement dated September 26, 1997 between HydroChem Industrial Services, Inc. and Donovan W. Boyd. (Filed herewith.)

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

            10.14 Deferred Bonus Plan of HydroChem Industrial Services, Inc. effective May 1, 1999. (Filed herewith.)

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

            10.22 Extension Agreement dated as of February 2, 1999 to Loan Agreement dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas, National

                     Association. (Exhibit 10.22 to the Company's Form 10-K, filed March 29, 1999, is hereby incorporated by reference.)

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




                                  HYDROCHEM INDUSTRIAL SERVICES, INC.


   Date: August 10, 1999          By: /s/  Selby F.  Little, III
                                      ---------------------------
                                  Selby F. Little, III, Executive Vice President
                                  and Chief Financial Officer






                                  HYDROCHEM INTERNATIONAL, INC.


   Date: August 10, 1999          By: /s/ Selby F.  Little, III
                                      ---------------------------
                                  Selby F. Little, III, Executive Vice President
                                  and Chief Financial Officer

                                 EXHIBIT INDEX





      10.10 First Amendment dated June 28, 1999 to Employment Agreement dated September 26, 1997 between HydroChem Industrial Services, Inc. and Donovan W. Boyd.

      10.14 Deferred Bonus Plan of HydroChem Industrial Services, Inc. effective May 1, 1999.

      27.1     Financial Data Schedule