Form 10-Q
period 1999-09-30
HYDROCHEM INDUSTRIAL SERVICES INC
filed 1999-11-09
CIK 1044607

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                  FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 For the Quarterly Period ended September 30, 1999

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

                                    Yes X       No


     The number of shares of Common Stock of the Registrant outstanding on November 1, 1999 was 100 shares. The Registrant's Common Stock is not registered under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.



------------------------------------------------------------------------------


     * HydroChem International, Inc., a wholly-owned subsidiary of HydroChem Industrial Services, Inc., is a Co-Registrant. It is incorporated under the laws of the State of Delaware. Its I.R.S. Employer Identification Number is 75-2512100.

                              TABLE OF CONTENTS


Part I. Financial Information

        Item 1. Financial Statements

              Consolidated Balance Sheets as of December 31, 1998 and
                 September 30, 1999 (unaudited).......................     3

              Consolidated  Statements of  Operations  for each of the
                 three and nine month periods ended September 30, 1998
                 and 1999 (unaudited).................................     4

              Consolidated Statement of Stockholder's Equity for the nine
                 month period ended September 30, 1999 (unaudited)....     5

              Consolidated  Statements  of Cash Flows for each of the
                 nine month periods ended September 30, 1998 and
                 1999 (unaudited).....................................     6

              Notes to Consolidated Financial Statements (unaudited)..     7

        Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..........................    11

        Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk........................................    17

Part II.Other Information

        Item 1. Legal Proceedings.....................................   18

        Item 6. Exhibits and Reports on Form 8-K......................   18

Signatures............................................................   22

Exhibit Index.........................................................   23

                      HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     December 31,  September 30,
                                                          1998          1999
                                                     ------------  -------------
                                      ASSETS
    Current assets:
        Cash and cash equivalents....................   $ 33,775     $  2,206
        Receivables, less allowance of $536 and $728,
          respectively...............................     23,941       33,169
        Inventories..................................      3,902        4,586
        Prepaid expenses and other current assets....      1,714        2,339
        Income taxes receivable......................        243          243
        Deferred income taxes........................      1,467        1,655
                                                         -------      -------
          Total current assets.......................     65,042       44,198

    Property and equipment, at cost..................     81,459       92,832
        Accumulated depreciation.....................    (33,322)     (41,061)
                                                         -------      -------
                                                          48,137       51,771

    Intangible assets, net...........................     43,246       67,906
                                                         -------      -------

          Total assets...............................   $156,425     $163,875
                                                         =======      =======

                      LIABILITIES AND STOCKHOLDER'S EQUITY
    Current liabilities:
        Accounts payable.............................   $  4,973     $  5,651
        Accrued liabilities..........................     13,193       14,543
        Current portion of long-term debt (Note 3)...        121          209
                                                         -------      -------
          Total current liabilities..................     18,287       20,403

    Long-term debt (Note 3)..........................    115,996      118,211
    Deferred income taxes............................      8,626        8,814
    Commitments and contingencies (Note 6)

    Stockholder's equity:
        Common stock, $.01 par value:

           1,000 shares authorized, 100 shares
            outstanding..............................          1            1
        Additional paid-in capital...................     16,558       16,558
        Retained deficit.............................     (3,043)        (112)
                                                         -------      -------
        Total stockholder's equity...................     13,516       16,447
                                                         -------      -------

          Total liabilities and stockholder's equity.   $156,425     $163,875
                                                         =======      =======




                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                       Three months ended    Nine months ended
                                          September 30,        September 30,
                                         1998       1999      1998       1999
                                       -------    -------    ------     ------
Revenue .............................. $40,509    $43,010    $126,464   $146,109
Cost of revenue.......................  25,632     25,709      78,702     86,409
                                        ------     ------     -------    -------
    Gross profit......................  14,877     17,301      47,762     59,700

Selling, general and administrative
 expense..............................  11,799     11,144      33,547     36,518
Depreciation..........................   2,296      2,836       6,728      8,588
                                        ------     ------      ------    -------
    Operating income..................     782      3,321       7,487     14,594

Other (income) expense:
    Interest expense, net.............   2,626      3,229       7,742      9,725
    Special charge....................      -          -          300         -
    Other (income) expense, net.......    (142)       105        (126)        37
    Amortization of intangibles.......     375        634       1,125      1,901
                                        ------     ------      ------    -------
Income (loss) before taxes............  (2,077)      (647)     (1,554)     2,931

    Income tax benefit (Note 4).......    (356)        -          (44)        -
                                        ------     ------      ------    -------
Net income (loss)..................... $(1,721)   $  (647)    $(1,510)  $  2,931
                                        ======     ======      ======    =======




















                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                                 Additional
                                        Common    Paid-in    Retained
                                        Stock     Capital    Deficit      Total
                                        -----     -------    -------      -----
Balance at December 31, 1998 .......... $   1    $ 16,558    $(3,043)    $13,516


    Net income.........................     -           -      2,931       2,931
                                         ----     -------     ------     -------

Balance at September 30, 1999 ......... $   1    $ 16,558     $ (112)    $16,447
                                         ====     =======      =====      ======





























                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           Nine months ended
                                                              September 30,
                                                            1998        1999
                                                            ----        ----
Operating activities:
    Net (loss) income.....................................  $ (1,510)  $  2,931
    Adjustments to reconcile net (loss) income
        to net cash provided by operating activities:

        Depreciation......................................     6,728      8,588
        Amortization......................................     1,125      1,901
        Amortization of deferred financing costs..........       230        356
        Deferred income tax provision.....................      (247)        -
        Loss (gain) on sale of property and equipment.....       (58)       110
    Changes in operating assets and liabilities, net of
      effects of acquisition:
        Restricted cash...................................     2,585         -
        Receivables, net..................................    (1,094)    (4,187)
        Inventories.......................................      (651)      (684)
        Prepaid expenses and other current assets.........      (846)        17
        Income taxes receivable...........................        95         -
        Accounts payable..................................     1,152        (71)
        Income taxes payable..............................       (40)        -
        Accrued liabilities...............................    (1,828)      (144)
                                                             -------     ------
           Net cash provided by operating activities......     5,641      8,817
                                                             -------     ------
Investing activities:
    Expenditures for property and equipment...............   (15,278)    (5,044)
    Proceeds from sale of property and equipment..........       244        187
    Purchase of assets, net of cash.......................        -     (32,170)
                                                             -------    -------
           Net cash used in investing activities..........   (15,034)   (37,027)
                                                             -------    -------
Financing activities:
    Proceeds from (repayments of) long-term debt, net.....     4,889     (3,359)
                                                             -------    -------
           Net cash used in financing activities..........     4,889     (3,359)
                                                             -------    -------
Net decrease in cash......................................    (4,504)   (31,569)
Cash at beginning of period...............................    33,862     33,775
                                                             -------    -------
Cash at end of period.....................................  $ 29,358   $  2,206
                                                             =======    =======




                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

        The Company is engaged in the business of providing industrial cleaning services to a wide range of processing industries, including petrochemical plants, oil refineries, electric utilities, pulp and paper MILLS, STEEL MILLS, ALUMINUM PLANTS, AND RUBBER PLANTS. This type of work is typically recurring maintenance to improve or sustain the operating efficiencies and extend the useful lives of process equipment and facilities. Services provided include high-pressure water cleaning (hydroblasting), chemical cleaning, industrial vacuuming and other services. Other services include mechanical, commissioning, waste minimization and specialized services.

        The accompanying unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of the interim periods. Operating results for the three and nine month interim periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  DERIVATIVE FINANCIAL INSTRUMENTS

        HydroChem entered into an interest rate swap agreement dated July 17, 1998 (the "Interest Rate Swap") with a financial institution to manage the interest rate exposure of the Term Loan (as defined in Note 3) with the same financial institution. At September 30, 1999, $7,420,000 was outstanding under the Term Loan. Under the Interest Rate Swap, HydroChem's effective fixed borrowing rate for the Term Loan is 7.82% per annum. The Company is exposed to credit loss in the event of non-performance by the financial institution; however, management does not anticipate non-performance and, in the event of non-performance, no material loss would be expected. The Company does not hold or issue financial instruments for trading purposes.

3.  LONG-TERM DEBT

        Long-term debt at December 31, 1998 and September 30, 1999 consisted of the following (in thousands):

                                                         1998            1999
                                                       --------        --------
        Senior subordinated notes..................... $110,000        $110,000
        Construction loan.............................    6,117               -
        Term loan.....................................        -           7,420
        Credit facility...............................        -           1,000
                                                        -------         -------
        Total long-term debt..........................  116,117         118,420
           Less current portion of long-term debt.....     (121)           (209)
                                                        -------         -------
                                                       $115,996        $118,211
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

        HydroChem is a party to a credit agreement dated December 31, 1997, as amended, with a financial institution for a credit facility which provides for unsecured borrowings of up to $25,000,000, subject to borrowing base limitations (the "Credit Facility"). The Credit Facility matures on December 31, 2000 and any borrowings thereunder bear interest at rates which are adjusted quarterly. At the discretion of HydroChem, interest rates are based on (i) LIBOR plus an applicable margin of 1.75% to 3.00%, or, (ii) the higher of (a) the prime rate plus an applicable margin of up to 1.00%, or
    (b) the Federal Funds Rate plus an applicable margin of 0.50% to 1.50%. In addition, a commitment fee of 0.25% to 0.50% per annum is payable quarterly on the unborrowed portion of the Credit Facility. The specific rate within each range depends upon the Company's operating performance. The Credit Facility requires the Company to meet certain customary financial ratios and covenants, and generally restricts the Company from pledging its assets. At September 30, 1999, HydroChem's borrowing base under the Credit Facility was $25,000,000, of which $3,260,000 had been utilized and $21,740,000 was available. The amounts utilized consisted of advances and standby letters of credit of $1,000,000 and $2,260,000, respectively. The standby letters of credit principally were issued in connection with the Company's property and casualty insurance program.

        For the purpose of financing the land purchase and construction costs of the Company's headquarters and operating facility in the Houston, Texas area, HydroChem is a party to a loan agreement dated July 17, 1998, as amended, with a financial institution (the "Construction Loan Agreement"). The Construction Loan Agreement provided for an interim construction loan (the "Interim Loan") of up to $7,500,000 which was converted to a term loan as of March 31, 1999 (the "Term Loan"). The Term Loan is collateralized by first priority liens on the land and improvements. Interest on the Interim Loan, which was payable quarterly, was at the lender's commercial loan rate less 0.50%. The Term Loan matures on September 30, 2006. Under the Term Loan, principal and interest are payable in quarterly installments, with a final principal payment of $5,904,000 due at maturity. Pursuant to the Interest Rate Swap, HydroChem's effective fixed borrowing rate for the Term Loan is 7.82% per annum. The Construction Loan Agreement requires the
    Company to meet certain customary financial ratios and covenants and generally restricts the Company from transferring or pledging the facility's assets. The Company obtained a waiver with respect to one of the ratios for non-compliance resulting from special and restructuring charges recorded during the quarter ended December 31, 1998. At September 30, 1999, HydroChem had $7,420,000 outstanding under the Term Loan and was in compliance with the financial ratios and covenants contained in the Construction Loan Agreement.

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

5.  SUMMARY FINANCIAL INFORMATION

        Summary financial information for International as consolidated with HydroChem is as follows (in thousands):

                                                      As of            As of
                                                   December 31,    September 30,
                                                      1998             1999
                                                      ----             ----
        Current assets.........................      $  1,377        $  2,291
        Noncurrent assets......................           103              92
        Current liabilities....................            68             290
        Noncurrent liabilities.................             -               -

                                   Three months ended        Nine months ended
                                      SEPTEMBER 30,            SEPTEMBER 30,
                                     --------------           ---------------
                                    1998       1999           1998       1999
                                    ----       ----           ----       ----
        Revenue..................  $ 1,075    $1,815         $2,693     $ 4,630
        Gross profit.............      296       636            833       1,743
        Net income (loss)........       (2)      199           (206)       680

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

        The Company is a defendant in approximately 70 lawsuits originally filed in the 18th Judicial District Court for the Parish of Iberville, Louisiana against Georgia Gulf Corporation ("Georgia Gulf"), the Company and other defendants, which have arisen from a chemical exposure incident at a Georgia Gulf facility in Plaquemine, Louisiana in September 1996. The suits cover claims by approximately 640 non-Company employees present at the facility (the "Worker Plaintiffs") and by approximately 1,400 persons who are related to or live with the Worker Plaintiffs. All of the plaintiffs seek damages for alleged toxic exposure resulting from this incident. Pursuant to a Memorandum of Understanding effective April 15, 1999, virtually all of the plaintiffs and each of the defendants in the actions agreed upon a settlement. Under this agreement, the Company's insurance carriers deposited the Company's share of the settlement into escrow, which is being disbursed on a pro rata basis upon receipt of a release from each participating plaintiff or the dismissal of the claims of any plaintiff who does not participate. as of october 31, 1999, approximately 90% of the escrow has been disbursed. Separately, Georgia Gulf has agreed to indemnify the company against the claims of any plaintiff who does not participate in the settlement, the claims of the approximately twenty plaintiffs who are not parties to the agreement, and against any future claims which may arise in connection with this incident.

        All payments by the Company under these arrangements have been made by the Company's insurance carriers. accordingly, subject to the completion of the settlement process, management believes this litigation will not have a material adverse affect on the Company's financial position or results of operations.

        The Company is also a defendant in a lawsuit filed on September 20, 1999 in the 24th Judicial District Court for the Parish of Jefferson, Louisiana, which seeks class certification on behalf of an unknown number of plaintiffs, who allege personal and property damages arising from the release of a single 330-gallon container of hydrochloric acid on a public highway in Kenner, Louisiana in September 1999. The Company is being defended in this suit by one of its liability insurance carriers. Although this matter is in its initial stages and its outcome is therefore difficult to predict with certainty, management believes that any resolution will be within the limits of its applicable insurance coverage and will not have a material adverse affect on the Company's financial position or results of operations.

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

        The acquisition has been accounted for using the purchase method of accounting. The Company's financial statements reflect a preliminary allocation of the purchase price based upon the Company's initial valuation. The excess of the purchase price over the fair value of the net assets acquired is being amortized over periods ranging from 10 to 25 years and is estimated as follows (in thousands):

           Purchase price (as adjusted)..............    $ 30,857
           Transaction and acquisition costs.........       2,101
                                                          -------
                                                           32,958

           Fair value of net assets acquired.........       5,986
                                                          -------
           Excess of purchase price over fair value..    $ 26,972
                                                           ======

        The book value of net assets acquired was determined to approximate fair value at the date of acquisition. Transaction costs consisted primarily of fees to attorneys, accountants and other outside service providers, and costs of transferring ownership of the acquired assets. Acquisition costs primarily represent (i) severance and relocation costs for certain Valley employees, (ii) expenses incurred in connection with the closing or consolidation of certain facilities, and (iii) certain other costs incurred directly in connection with the acquisition.

        The results of operations derived from assets acquired from Valley are included in the Company's financial statements from the effective date of acquisition. Unaudited pro forma consolidated results of operations have been prepared as if the acquisition of the Valley assets had occurred on January 1, 1998 and include (in thousands):

                                         Three Months           Nine Months
                                     Ended September 30,     Ended September 30,
                                             1998                  1998
                                             ----                  ----
        Revenue............................. $48,106               $146,578
        Net loss............................  (1,233)                  (881)

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

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER ITEMS IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION THAT ARE BASED ON MANAGEMENT'S BELIEFS, AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "BELIEVE", "ANTICIPATE", "ESTIMATE", "EXPECT", "INTEND", AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ALTHOUGH MANAGEMENT BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

                                      Three months ended      Nine months ended
                                         September 30,           September 30,
                                       1998        1999        1998      1999
                                      ------      ------      ------    ------
    Revenue.........................  100.0%      100.0%      100.0%    100.0%
    Cost of revenue.................   63.3        59.8        62.2      59.1
                                      -----       -----       -----     -----
       Gross profit.................   36.7        40.2        37.8      40.9
    SG&A expense....................   29.1        25.9        26.5      25.0
    Depreciation....................    5.7         6.6         5.3       5.9
                                      -----       -----       -----     -----
       Operating income.............    1.9         7.7         6.0      10.0
    Other (income) expense:
       Interest expense, net........    6.5         7.5         6.1       6.7
       Special charge...............      -           -         0.2         -
       Other (income) expense, net..   (0.3)        0.2           -         -
       Amortization of intangibles..    0.9         1.5         0.9       1.3
                                      -----       -----       -----     -----
    Income (loss) before taxes......   (5.2)       (1.5)       (1.2)      2.0
            Income tax benefit .....   (0.9)          -           -         -
                                      -----       -----       -----     -----
    Net income (loss)...............   (4.3)%      (1.5)%      (1.2)%     2.0%
                                      =====       =====       =====     =====

    EBITDA(1).......................    7.6%       14.3%       11.3%     15.9%
                                      =====       =====       =====     =====

----------
(1) EBITDA for any relevant period presented above represents income before taxes plus interest expense, depreciation, amortization, and other income and expense (including a special charge of $300,000 in the nine months ended September 30, 1998). EBITDA should not be construed as a substitute for operating income, as an indicator of liquidity or as a substitute for net cash provided by operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA is included because management believes it to be a useful tool for analyzing operating performance, leverage, liquidity and a company's ability to service debt.

Three Months Ended September 30, 1999 Compared to Three Months Ended
 September 30, 1998
--------------------------------------------------------------------------------

    REVENUE. Revenue increased $2.5 million, or 6.2%, to $43.0 million for the three months ended September 30, 1999 from $40.5 million in the prior year period. The increase resulted from an increase in industrial vacuuming revenue of $2.2 million, or 33.1%, from $6.8 million to $9.0 million, and an increase in hydroblasting revenue of $1.5 million, or 7.9%, from $18.7 million to $20.2 million. These increases were partially offset by a decrease in other services revenue of $728,000, or 18.4%, from $3.9 million to $3.2 million, and a decrease in chemical cleaning revenue of $489,000, or 4.4%, from $11.1 million to $10.6 million. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 1998 and 1999, and the acquisition of the Valley assets. Hydroblasting revenue increased as a result of the acquisition of the Valley assets, partially offset by a reduced volume of projects in other locations. The decrease in other services revenue and chemical cleaning revenue principally resulted from a reduced volume of projects.

    GROSS PROFIT. Gross profit increased $2.4 million, or 16.3%, to $17.3 million in 1999 from $14.9 million in the prior year period. Gross profit margins increased from 36.7% to 40.2%. Cost of revenue increased $77,000, OR 0.3%, TO $25.7 million in 1999 from $25.6 million in the prior year period primarily due to the revenue increases described above, partially offset by the results of a cost reduction program implemented in late 1998, which included, among other things, a reduction in work force.

    SG&A EXPENSE. SG&A expense decreased $655,000, or 5.6%, to $11.1 million in 1999 from $11.8 million in the prior year period. This decrease primarily resulted from the cost reduction program described above and was partially offset by the acquisition of the Valley assets. SG&A expense as a percentage of revenue decreased to 25.9% in 1999 from 29.1% in the prior year period.

    EBITDA. Increased gross profit and decreased SG&A expense, resulted in a $3.1 million, or 100.0%, increase in EBITDA to $6.2 million in 1999 from $3.1 million in the prior year period. As a percentage of revenue, EBITDA increased TO 14.3% IN 1999 FROM 7.6% in the prior year period.

    DEPRECIATION. Depreciation expense increased $540,000, or 23.5%, to $2.8 million in 1999 from $2.3 million in the prior year period, and was 6.6% and 5.7% of revenue, respectively. the increase in depreciation expense principally resulted from the acquisition of the Valley assets, and from capital expenditures in 1998 and 1999.

    OPERATING INCOME. Increased gross profit and decreased SG&A, partially offset by increased depreciation expense, resulted in an increase in operating income of $2.5 million, or 324.7%, to $3.3 million in 1999 from $782,000 in the prior year period. As a percentage of revenue, operating income increased to 7.7% in 1999 FROM 1.9% in the prior year period.

    INTEREST EXPENSE, NET. Interest expense, net increased $603,000, or 23.0%, to $3.2 million in 1999 from $2.6 million in the prior year period. Increased interest expense, net resulted from (i) an increase in debt due to borrowings under the Construction Loan Agreement beginning in July 1998 and borrowings under the Credit Facility in January 1999 to finance a portion of the purchase price of the Valley assets and the retirement of the Valley bank debt, and (ii) a decrease in interest income due to lower invested cash balances.

    AMORTIZATION. Amortization expense increased $259,000, or 69.1%, to $634,000 in 1999 from $375,000 in the prior year period. Increased amortization expense resulted from goodwill incurred in connection with the acquisition of the Valley assets.

    INCOME (LOSS) BEFORE TAXES. For the reasons described above, the Company incurred a loss before taxes of $647,000 in 1999 as compared to a loss of $2.1 million in the prior year period. As a percentage of revenue, the loss before taxes was 1.5% in 1999 compared to 5.2% in the prior year period.

    INCOME TAX BENEFIT. The effective income tax benefit rate decreased to zero in 1999 from 17.1% of loss before taxes in the prior year period. This decrease principally resulted from changes in the valuation allowance of deferred tax assets.

    NET INCOME (LOSS). For the reasons described above, the Company's net loss decreased $1.1 million to $647,000 in 1999 from $1.7 million in the prior year period. As a percentage of revenue, the net loss was 1.5% in 1999 compared to 4.3% in the prior year period.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended
 September 30, 1998
--------------------------------------------------------------------------------
    REVENUE. Revenue increased $19.6 million, or 15.5%, to $146.1 million for the nine months ended september 30, 1999 from $126.5 million in the prior year period. The increase in revenue, which applied to all service lines, resulted from increases in industrial vacuuming revenue of $9.1 million, or 52.6%, from $17.2 million to $26.3 million; hydroblasting revenue of $5.9 million, or 9.5% from $62.3 million to $68.2 million; other services revenue of $2.9 million, or 38.7%, from $7.7 million to $10.6 million; and chemical cleaning revenue of $1.7 million, or 4.3%, from $39.3 million to $41.0 million. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 1998 and 1999, and the acquisition of the Valley assets. Hydroblasting revenue increased primarily as a result of the acquisition of the Valley assets, partially offset by a reduced volume of projects in other locations. The increase in other services revenue principally resulted from mechanical services projects, which the Company began performing in april 1998, and an increased volume of commissioning services projects. The increase in chemical cleaning revenue principally resulted from an increased volume of projects.

    GROSS PROFIT. Gross profit increased $11.9 million, or 25.0%, to $59.7 million in 1999 from $47.8 million in the prior year period. Gross profit margins increased from 37.8% to 40.9%. Cost of revenue increased $7.7 million, or 9.8%, to $86.4 million in 1999 from $78.7 million in the prior year period primarily due to the revenue increases described above, partially offset by the results of a cost reduction program implemented in late 1998, which included, among other things, a reduction in work force.

    SG&A EXPENSE. SG&A expense increased $3.0 million, or 8.9%, to $36.5 million in 1999 from $33.5 million in the prior year period. This increase primarily resulted from the acquisition of the Valley assets and was partially offset by the cost reduction program described above. SG&A expense as a percentage of revenue decreased to 25.0% in 1999 from 26.5% in the prior year period.

    EBITDA. Increased gross profit, partially offset by increased SG&A expense, resulted in a $9.0 million, or 63.1%, increase in ebitda to $23.2 million in 1999 from $14.2 million in the prior year period. As a percentage of revenue, EBITDA increased to 15.9% in 1999 from 11.3% in the prior year period.

    DEPRECIATION. Depreciation expense increased $1.9 million, or 27.6%, to $8.6 million in 1999 from $6.7 million in the prior year period, and was 5.9% and 5.3% of revenue, respectively. The increase in depreciation expense principally resulted from the acquisition of the Valley assets, and from capital expenditures in 1998 and 1999.

    OPERATING INCOME. Increased gross profit, partially offset by increased SG&A and depreciation expense, resulted in an increase in operating income of $7.1 million, or 94.9%, to $14.6 million in 1999 from $7.5 million in the prior year period. As a percentage of revenue, operating income increased to 10.0% in 1999 from 6.0% in the prior year period.

    INTEREST EXPENSE, NET. Interest expense, net increased $2.0 million, or 25.6%, to $9.7 million in 1999 from $7.7 million in the prior year period. Increased interest expense, net resulted from (i) an increase in debt due to borrowings under the Construction Loan Agreement beginning in July 1998 and borrowings under the credit facility in January 1999 to finance a portion of the purchase price of the Valley assets and the retirement of the Valley bank debt, and (ii) a decrease in interest income due to lower invested cash balances.

    SPECIAL CHARGE. The Company incurred approximately $300,000 of expense in the prior year period related to a terminated acquisition.

    AMORTIZATION. Amortization expense increased $776,000, or 69.0%, to $1.9 million in 1999 from $1.1 million in the prior year period. Increased amortization expense resulted from goodwill incurred in connection with the acquisition of the Valley assets.

    INCOME (LOSS) BEFORE TAXES. For the reasons described above, income before taxes increased $4.5 million to $2.9 million in 1999 from a loss of $1.6 million in the prior year period. As a percentage of revenue, income before taxes was 2.0% in 1999 compared to a loss of 1.2% in the prior year period.

    INCOME TAX BENEFIT. The effective income tax benefit rate decreased to zero in 1999 from 2.8% of income before taxes in the prior year period. This decrease principally resulted from changes in the valuation allowance of deferred tax assets.

    NET INCOME (LOSS). For the reasons described above, the Company's net income increased $4.4 million to $2.9 million in 1999 from a $1.5 million net loss in the prior year period. As a percentage of revenue, net income was 2.0% in 1999 compared to a net loss of 1.2% in the prior year period.


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

    HydroChem is a party to a credit agreement dated December 31, 1997, as amended, with a financial institution for a credit facility which provides for unsecured borrowings of up to $25.0 million, subject to borrowing base limitations (the "Credit Facility"). The Credit Facility matures on December 31, 2000 and any borrowings thereunder bear interest at rates which are adjusted quarterly. At the discretion of HydroChem, interest rates are based on (i) LIBOR plus an applicable margin of 1.75% to 3.00%, or, (ii) the higher of (a) the prime rate plus an applicable margin of up to 1.00%, or (b) the Federal Funds Rate plus an applicable margin of 0.50% to 1.50%. In addition, a commitment fee of 0.25% to 0.50% per annum is payable quarterly on the unborrowed portion of the Credit Facility. The specific rate within each range depends upon the Company's operating performance. The Credit Facility requires the Company to meet certain customary financial ratios and covenants, and generally restricts the Company from pledging its assets. At September 30, 1999, HydroChem's borrowing base under the Credit Facility was $25.0 million, of which $3.3 million had been utilized and $21.7 million was available. The amounts utilized consisted of advances and standby letters of credit of $1.0 million and $2.3 million, respectively. The standby letters of credit principally were issued in connection with the Company's property and casualty insurance program.

    For the purpose of financing the land purchase and construction costs of the Company's headquarters and operating facility in the Houston, Texas area, HydroChem is a party to a loan agreement dated July 17, 1998, as amended, with a financial institution (the "Construction Loan Agreement"). The Construction Loan Agreement provided for an interim construction loan (the "Interim Loan") of up to $7.5 million which was converted to a term loan as of March 31, 1999 (the "Term Loan"). The Term Loan is collateralized by first priority liens on the land and improvements. Interest on the Interim Loan, which was payable quarterly, was at the lender's commercial loan rate less 0.50%. The Term Loan matures on September 30, 2006. Under the Term Loan, principal and interest are payable in quarterly installments, with a final principal payment of $5.9 million due at maturity. Pursuant to the Interest Rate Swap, HydroChem's effective fixed borrowing rate for the Term Loan is 7.82% per annum. The Construction Loan Agreement requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from transferring or pledging the facility's assets. The Company obtained a waiver with respect to one of the ratios for non-compliance resulting from special and restructuring charges recorded during the quarter ended December 31, 1998. At September 30, 1999, HydroChem had outstanding $7.4 million under the Term Loan and was in compliance with the financial ratios and covenants contained in the Construction Loan Agreement.

    For the nine months ended September 30, 1999, the Company used net cash of $28.2 million in operating and investing activities, which consisted of $8.8 million provided by operating activities and $37.0 million used in investing activities. For the nine months ended September 30, 1998, $9.4 million of net cash was used in operating and investing activities, which consisted of $5.6 million provided by operating activities and $15.0 million used in investing activities. Except for the purchase of the Valley assets in the current period, investing activities for both periods consisted primarily of expenditures for property and equipment.

    Expenditures for property and equipment for the nine months ended September 30, 1999 were $5.0 million. Of this amount, $3.1 million was used principally for purchases of operating equipment, $1.1 million to implement new field and corporate software and hardware systems, and $770,000 in connection with the CONSTRUCTION OF THE COMPANY'S headquarters and operating facility.

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

    Management believes that cash and cash equivalents at September 30, 1999, net cash expected to be provided by operating activities and funds available from its existing credit facilities will be sufficient to meet its cash requirements for operations and expenditures for property and equipment for the next twelve months and the foreseeable future thereafter. From time to time, the Company engages in discussions with respect to selected acquisitions and expects to continue to assess these and other acquisition opportunities as the arise. The Company may also require additional financing if it decides to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated or that any needed additional financing will be available when required on terms satisfactory to the Company.


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

    With regard to the Company's financial and operating systems, HydroChem has developed, acquired and implemented software and hardware systems which it believes to be Year 2000 compliant, including new software and hardware systems for which the Company expended a total of $2.2 million in 1998 and 1999. Management estimates it will incur an aggregate of approximately $2.7 million in connection with these systems by the end of 1999. The Company has successfully completed testing these systems for Year 2000 compliance, however, there can be no assurance that all Year 2000 issues have been detected. The Company is in the process of completing a contingency plan to address situations that may result if the Company is unable to achieve complete Year 2000 readiness. The Company's

Year 2000 compliance program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available.

    As part of its Year 2000 compliance program, management has identified certain third parties with which the Company has material relationships. These parties are primarily large financial, telecommunication and information processing entities, and other third party suppliers. Certain of these third parties have reported to the Company that they are on schedule with their projects to remediate Year 2000 issues, and that they anticipate being Year 2000 compliant on a timely basis. Management is monitoring the progress of these third parties and expects to develop contingency plans in the event one or more of these third parties fail to remediate their Year 2000 issues in such a way as to materially affect the operations of the Company.

    The Year 2000 issue involves significant risks. There can be no assurance that the Company will succeed in implementing its Year 2000 program, potentially as a result of factors, which are beyond the Company's control. The following describes the Company's most reasonably likely worst-case scenario, given current uncertainties: if any of the Company's software applications or embedded microprocessors central to the Company's operations are overlooked in the assessment or implementation phases of the Company's Year 2000 program, significant problems could occur, including delays in accounting and financial reporting. It is also possible, given the numerous other uncertainties which could occur, that the Company's business, financial condition and results of operations could be adversely affected. Management is unable to assess the likelihood of such events occurring or the extent of their effect. Although there can be no assurance, management has no reason to believe that any Year 2000 issues that the Company may experience will have a material adverse effect on its operations.

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

    The Company's surplus cash is placed in overnight investments with a high quality financial institution, in accordance with investment guidelines relative to credit quality, diversification and maturity to reduce risk and provide for liquidity. As of September 30, 1999, the Company had overnight investment deposits in a cash reserves money market mutual fund totaling $2.2 million. Due to the short-term nature of these investments, management believes the carrying value approximates market value. Management expects to continue to invest surplus cash amounts in overnight deposits during 1999 and, as a result, a decrease of 1.0% from current average investment rates would not have a material effect on the Company's consolidated financial position.

    As of September 30, 1999, the Company's outstanding long-term debt consisted of the Credit Facility, the Term Loan, and the Notes. The Notes totaled $110.0 million, are due August 1, 2007, and bear interest at a fixed rate of 10 3/8% per annum. As of September 30, 1999, the market value of the Notes was estimated to be $99.0 million.

    At the same date, outstanding borrowings under the Credit Facility and the Term Loan totaled $8.4 million and approximated their fair values. At the discretion of HydroChem, interest rates under the Credit Facility are based on
(i) a range from LIBOR plus 1.75% to LIBOR plus 3.00%, or (ii) the higher of (a) the prime rate or (b) the Federal Funds Rate plus 0.50%, plus an applicable margin of up to 1.00%. The Term Loan bears interest at LIBOR rates plus 1.75% adjusted quarterly. To protect the Term Loan against interest rate fluctuations, the Company entered into the Interest Rate Swap which effectively fixes the interest rate at 7.82% per annum.

    Market risk, estimated as a potential increase in fair value of debt instruments resulting from a hypothetical 1.0% decrease in interest rates, is estimated not to be material to the Company's consolidated financial position during 1999.

PART II.  OTHER INFORMATION

    Item 1.Legal Proceedings

        The Company is a defendant in approximately 70 lawsuits originally filed in the 18th Judicial District Court for the Parish of Iberville, Louisiana against Georgia Gulf Corporation ("Georgia Gulf"), the Company and other defendants, which have arisen from a chemical exposure incident at a Georgia Gulf facility in Plaquemine, Louisiana in September 1996. The suits cover claims by approximately 640 non-Company employees present at the facility (the "Worker Plaintiffs") and by approximately 1,400 persons who are related to or live with the Worker Plaintiffs. All of the plaintiffs seek damages for alleged toxic exposure resulting from this incident. Pursuant to a Memorandum of Understanding effective April 15, 1999, virtually all of the plaintiffs and each of the defendants in the actions agreed upon a settlement. Under this agreement, the Company's insurance carriers deposited the Company's share of the settlement into escrow, which is being disbursed on a pro rata basis upon receipt of a release from each participating plaintiff or the dismissal of the claims of any plaintiff who does not participate. As of October 31, 1999, approximately 90% of the escrow has been disbursed. Separately, Georgia Gulf has agreed to indemnify the Company against the claims of any plaintiff who does not participate in the settlement, the claims of the approximately twenty plaintiffs who are not parties to the agreement, and against any future claims which may arise in connection with this incident.

        All payments by the Company under these arrangements have been made by the Company's insurance carriers. Accordingly, subject to the completion of the settlement process, management believes this litigation will not have a material adverse affect on the Company's financial position or results of operations.

        The Company is also a defendant in a lawsuit recently filed on September 20, 1999 in the 24th Judicial District Court for the Parish of Jefferson, Louisiana, which seeks class certification on behalf of an unknown number of plaintiffs, who allege personal and property damages arising from the release of a single 330-gallon container of hydrochloric acid on a public highway in Kenner, Louisiana in September 1999. The Company is being defended in this suit by one of its liability insurance carriers. Although this matter is in its initial stages and its outcome is therefore difficult to predict with certainty, management believes that any resolution will be within the limits of its applicable insurance coverage and will not have a material adverse affect on the Company's financial position or result of operations.

    Item 6.Exhibits and Reports on Form 8-K
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

               10.10 First Amendment dated June 28, 1999 to Employment Agreement dated September 26, 1997 between HydroChem Industrial Services, Inc. and Donovan W. Boyd.
                          (Exhibit 10.10 to the Company's Form 10-Q, filed August 10, 1999, is hereby incorporated by reference.)

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

               10.14 Deferred Bonus Plan of HydroChem Industrial Services, Inc. effective May 1, 1999. (Exhibit 10.14 to the Company's Form 10-Q, filed August 10, 1999, is hereby incorporated by reference.)

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




                                  HYDROCHEM INDUSTRIAL SERVICES, INC.


   Date: November 9, 1999         By: /s/  Selby F.  Little, III
                                      ---------------------------
                                  Selby F. Little, III, Executive Vice President
                                  and Chief Financial Officer






                                  HYDROCHEM INTERNATIONAL, INC.


   Date: November 9, 1999         By: /s/ Selby F.  Little, III
                                      ---------------------------
                                  Selby F. Little, III, Executive Vice President
                                  and Chief Financial Officer

                                  EXHIBIT INDEX

        27.1   Financial Data Schedule