Form 10-K
period 1999-12-31
HYDROCHEM INDUSTRIAL SERVICES INC
filed 2000-03-24
CIK 1044607

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
             (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The number of shares of Common Stock of the Registrant, par value of $.01 per share, outstanding on February 29, 2000 was 100 shares. The Registrant's Common Stock is not registered under the Securities Act of 1933 or the Securities Exchange Act of 1934.

                    Documents Incorporated by Reference: None

--------------------------------------------------------------------------------
* HydroChem International, Inc., a wholly owned subsidiary of HydroChem Industrial Services, Inc., is a Co- Registrant. It is incorporated under the laws of the State of Delaware and its I.R.S. Employer Identification Number is 75-2512100.

                                      INDEX

                                                                           Page
Part I.

        Item 1.     Business..............................................    3

        Item 2.     Properties............................................   10

        Item 3.     Legal Proceedings.....................................   11

        Item 4.     Submission of Matters to a Vote of Security  Holders..   11

Part II.

        Item 5.     Market for the Registrant's Common Equity and
                     Related Stockholder Matters..........................   11

        Item 6.     Selected Financial Data...............................   12

        Item 7.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................   13

        Item 7a.    Quantitative and Qualitative Disclosure about Market
                     Risk.................................................   20

        Item 8.     Financial Statements and Supplementary Data...........   21

        Item 9.     Changes in and disagreements with Accountants
                     on Accounting and Financial Disclosure...............   40

Part III.

        Item 10.   Directors and Executive Officers of the Registrant.....   40

        Item 11.   Executive Compensation.................................   42

        Item 12.   Security Ownership of Certain Beneficial
                     Owners and Management................................   44

        Item 13.   Certain Relationships and Related Transactions.........   46

Part IV.

        Item 14.   Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K..............................   46

Signatures................................................................   50

Exhibit Index.............................................................   52

Forward-Looking Statements

In addition to historical information, this Form 10-K Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned only as of the date on which such statements are made. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2000.

Part I.

Item 1.  BUSINESS

General

      HydroChem Industrial Services, Inc. ("HydroChem"), was formed in 1993 for the purpose of combining, the industrial cleaning businesses of Hydro Environmental Services Limited Partnership ("Hydro Services") and the Dowell
Industrial Services division ("DIS") of Dowell Schlumberger Inc. These businesses had been operating since 1961 and 1938, respectively. In 1995,
HydroChem acquired the industrial cleaning business of the Halliburton Industrial Services division ("HIS") of Brown & Root Industrial Services, Inc. HIS had been operating since 1962.

      Effective January 1, 1999, HydroChem acquired substantially all of the assets and assumed certain liabilities of Valley Systems, Inc. and Valley Systems of Ohio, Inc., (collectively "Valley"). Valley had been operating since 1973. On November 19, 1999, HydroChem acquired all of the issued and outstanding shares of capital stock of Landry Service Co., Inc. ("LANSCO"). LANSCO had been operating since 1984. (See "Business Strategy", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and
Note 15 of Notes to Consolidated Financial Statements).

      HydroChem generally conducts business outside the United States through its wholly owned subsidiary, HydroChem International, Inc. ("International"). HydroChem and its subsidiaries, including International and, since November 19, 1999, LANSCO, are hereinafter sometimes referred to either separately or collectively as the "Company". HydroChem is a wholly owned subsidiary of HydroChem Holding, Inc. ("Holding").

      The Company is a leading provider of industrial cleaning services to a wide range of processing industries, including petrochemical plants, oil refineries, electric utilities, pulp and paper mills, rubber plants, steel mills and aluminum plants. Services provided include high-pressure and ultra-high pressure ("UHP") water cleaning ("hydroblasting"), chemical cleaning, industrial vacuuming, tank cleaning, mechanical, waste minimization, and commissioning and other specialized services. The majority of these services involve recurring maintenance to improve or sustain the operating efficiencies and extend the useful lives of process equipment and facilities. During the year ended December 31, 1999, the Company provided services to approximately 1,200 customers at approximately 2,000 customer sites from 85 operating locations (including both branch and satellite locations) in the United States, and international locations in Puerto Rico and Singapore.

      In 1999, 55.1% of the Company's revenue was derived from its 20 largest customers, 17 of which are Fortune 500/Global 1000 companies or their affiliates, and 67.2% was derived from its 40 largest customers, 28 of which are Fortune 500/Global 1000 companies or their affiliates.

      The Company's revenue by industry is set forth in the following table (in thousands):

                                           Year ended December 31,
                            --------------------------------------------------
                            1997        %       1998        %       1999    %
                            ----       ---      ----       ---      ----   ---
Petrochemical.........    $ 77,659    48.4%  $ 84,600    50.1%  $ 97,834   51.0%
Oil Refining..........      32,501    20.2     34,245    20.3     32,987   17.2
Electrical utility.....     16,881    10.5     16,779     9.9     20,305   10.6
Pulp and paper.........     12,342     7.7     11,985     7.1     11,633    6.1
Other..................     21,221    13.2     21,161    12.6     29,177   15.1
                          --------   -----    -------    ----    -------   -----
          Total........   $160,604   100.0%  $168,770    100.0% $191,936  100.0%
                           =======   =====    =======    =====   =======   =====

      The Company's revenue by service line is set forth in the following table (in thousands):

                                           Year ended December 31,
                            --------------------------------------------------
                            1997        %       1998        %       1999    %
                            ----       ---      ----       ---      ----   ---
Hydroblasting.........    $ 78,919    49.1%  $ 79,665    47.2%  $ 86,173   44.9%
Chemical cleaning.....      53,366    33.2     52,954    31.4     53,771   28.0
Industrial vacuuming..      17,534    10.9     24,500    14.5     36,184   18.9
Other.................      10,785     6.8     11,651     6.9     15,808    8.2
                           -------    -----   -------    ----    -------   -----
          Total.......    $160,604   100.0%  $168,770   100.0%  $191,936  100.0%
                           =======   =====    =======   =====    =======  =====

Services

      Hydroblasting, chemical cleaning and industrial vacuuming are the Company's largest sources of revenue, but the Company also offers a variety of other services, including tank cleaning, mechanical, waste minimization and commissioning services, as described below. The majority of these services involves recurring maintenance programs, and may be provided on a time and materials basis or bid on a project basis.

Hydroblasting Services

      The Company's hydroblasting services involve the application of high-pressure and UHP streams of water to clean the interior and exterior surfaces of process equipment, storage tanks and other vessels, and to unplug piping, tubes and lines. Hydroblasting is particularly effective in cleaning deposits that cannot be chemically dissolved or that are located on surfaces where the circulation of chemical cleaning solvents is not feasible.

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

      The Company performs its hydroblasting services using equipment that includes an engine, pump and high-pressure hoses that are attached to specialized application devices. Water typically emerges at pressures from 5,000 to 20,000 pounds per square inch, although UHP of up to 40,000 pounds per square inch is used for certain cleaning and cutting jobs. The deposits and wastes removed by hydroblasting, along with water used in the process, are typically deposited into the customer's waste treatment system for further processing and disposal by the customer.

      With the acquisition of Valley, the Company's ability to provide 36,000 to 40,000 pounds per square inch UHP hydroblasting services has been expanded. Valley has designed and fabricated special UHP equipment that allows the Company to enhance the hydroblasting services provided to its customers. Management believes the UHP technology acquired from Valley more effectively cleans the most difficult to remove scale and deposits from accessible tubing and surfaces.

Chemical Cleaning Services

      Chemical cleaning typically involves circulating chemical solvents through process equipment, piping, and tanks or other storage vessels under controlled conditions of temperature, pressure and time to remove fouling deposits from interior surfaces. Chemical cleaning is generally performed as a closed loop process and employed to dissolve substances on surfaces that are inaccessible to hydroblasting, or where chemical cleaning is more effective or safer than hydroblasting. Chemical cleaning, also may involve the application of chemical solvents to deposits on exterior surfaces that cannot be cleaned with water, or the addition of chemicals to by-products or waste products.

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

      Most of the Company's chemical cleaning services involve circulation of chemical solvents through process equipment, piping, and tanks or other storage vessels. For many of these jobs, a sample of the fouling deposit or substance to be removed is sent to the Company's laboratory facility in the Houston, Texas area, where the Company's chemists determine its chemical make-up, the combination and concentration of chemicals best suited for the cleaning process, and the appropriate temperature, pressure and timing parameters for circulation of the chemicals. The Company also has mobile laboratory units, which are used to perform limited chemical analysis on-site and to assist in monitoring ongoing chemical cleaning jobs. After the proper procedure for the on-site work has been determined, a field crew mixes the chemicals, typically on the customer's premises. Using pumping and circulating equipment, the field crew then circulates the solution through the process equipment and, in most cases, collects the waste material and used chemical solution. During the circulation process, the concentration levels of the substance to be removed, and the chemicals that have been introduced into the system are monitored to determine the rate at which the deposits are being removed, and to ensure that proper conditions are being maintained. After collection, the waste typically is emptied at the customer's on-site disposal or storage facility, or it may be pumped into holding tanks that remain on the customer's property for later disposal or treatment by the customer.

Industrial Vacuuming Services

      Industrial vacuuming is the process of removing industrial waste and debris by conveyance of air or by traditional vacuuming techniques. The Company's industrial vacuuming services typically are required to recover these materials for disposal or recycling, to move them within a plant, to remove waste from sumps, to prepare tanks or other storage facilities for routine maintenance, or to assist in other types of cleaning and maintenance services.

      The Company provides air-moving services using specialized trucks and trailer-mounted equipment to collect and remove a variety of solid and semi-solid materials, including dust, powder, oil, resins, wood chips, steel and plastic pellets, solid catalysts and bricks. The Company also furnishes liquid vacuuming services using conventional vacuum trucks, which maintain a continuous negative tank pressure, for the removal of liquid waste, sludge or spent process fluids from pits, ponds, tanks or process equipment. The Company often provides vacuuming services in connection with its other services.

      From 1997 to 1999, the Company increased its fleet of vacuum trucks from 174 to 335 units. Over the same period, industrial vacuuming revenue increased from $17.5 million in 1997 to $36.2 million in 1999, or 106.4%. Industrial vacuuming revenue is generally more capital intensive than other services provided by the Company, resulting in higher depreciation and operating lease expense. However, because industrial vacuuming services can be marketed and administered by the Company's existing sales and support operations, management believes increased depreciation and operating lease expense is more than offset by proportionately lower levels of incremental selling, general and administrative expense.

Other Services

      Tank Cleaning. With the acquisition of LANSCO, the Company is able to provide tank cleaning services on a much larger scale. These services involve the removal of sludge, typically from an above ground storage tank, by transforming the sludge to a pumpable state, pumping it out of the tank, and processing it with a centrifuge or filter press in order to separate the liquid and solid components for disposal and possibly return some product to the customer. Management believes a significant factor in LANSCO's position in the tank cleaning market is its technology, including robotic devices and its process for GT Services(R) tank cleaning.

      Mechanical Services. In 1998, the Company began offering certain mechanical services to its customers, including specialized "turnkey" heat exchanger, piping, tower and vessel services. These turnkey services involve providing both mechanical and industrial cleaning services to customers, usually in conjunction with a scheduled plant shutdown or "turnaround."

      Mechanical services typically involve heat exchangers. Heat exchangers are made up of tube bundles, and are essential components of petroleum refining and petrochemical processing. Heat exchangers require periodic maintenance and cleaning. The Company's newly developed mechanical services capabilities allow it to provide customers with services in addition to industrial cleaning. These include disassembling heat exchangers prior to in-place cleaning or extraction. If extracted, the tube bundles are placed on nearby concrete slabs for cleaning. After slab cleaning, the tube bundles are reinserted. Following either in-place or slab cleaning, heat exchangers are reassembled and pressure tested.

      Waste Minimization Services. The Company employs several techniques to reduce customer waste volumes collected in the cleaning process before customer disposal, including de-watering and chemical treatment techniques as well as on-line water recycling. Equipment often employed in these processes are plate and frame filter presses and centrifuges, which are used to reduce the customer's cost of disposing of waste.

      Commissioning Services. Commissioning services include a variety of processes utilized to clean newly constructed systems of industrial processing plants prior to their initial operation. These services include the Company's SILENTSTEAM(R) process for cleaning steam path components, as well as the application of flushing, cleaning and passivation technologies to piping, vessels, boilers, and lubrication and hydraulic oil systems. Depending on the nature of the commissioning services, the revenue derived may be attributed to hydroblasting, chemical cleaning, industrial vacuuming or other services.

Competition and Market Factors

      The industrial cleaning service business is highly competitive. Management believes that the principal competitive factors in this business are price, quality of service, safety record, reputation, competence and responsiveness of personnel, efficiency of service, and knowledge of customer plants and operations. Location is an important factor in being able to provide timely and cost-effective services, although this is more of a factor in daily or more frequently recurring maintenance services than in project work.

      The Company competes with a large number of companies in substantially all of the regions in which it operates. Many of these competitors are local or regional operations servicing a limited geographic area; however, others are larger companies with broader geographic coverage, similar to the Company. Accordingly, the Company's competitors in any particular geographic market may differ. In addition, competitors tend to be stronger in certain services and weaker in others, or may not offer a full range of services. While many of the Company's smaller competitors do not offer as extensive a line of services as the Company, future expansion by these companies or the development of alternative cleaning methods represent potential competition for the Company.

      Management believes that factors such as maintenance for improved efficiency, a trend toward outsourcing, industry consolidation among the Company's customers and environmental regulations have effected the demand for the Company's industrial cleaning services. Management also believes that the Company benefits from competitive strengths which include industry experience and long-term relationships with quality customers, a broad range of services and industry expertise, an excellent safety record, strategic locations, customer contacts, customer alliances, and experienced management. See "Marketing, Sales and Service Contracts."

Business Strategy

      The Company's business strategy is to expand services provided to existing customers through cross selling, establish relationships with new customers in existing geographic areas, expand geographically, establish additional customer alliances, pursue additional strategic acquisitions and cost control.

      With the acquisition of the former Valley operations, the Company has expanded both its service offering and geographic coverage. The majority of Valley's revenue was comprised of UHP and industrial vacuuming services. In addition, as a result of this acquisition, the Company has increased its number of branch locations in the northern United States, thereby improving operating efficiencies in that geographic region. (See "Services - Hydroblasting Services," and "Field Organizational Structure.")

      The acquisition of LANSCO enhances the Company's tank cleaning capabilities and broadens the range of services it can offer its customers. In addition, by taking advantage of cross selling opportunities provided by the Company's single source and primary supplier contracts, there are opportunities for improved access to a larger potential customer base for LANSCO, specifically the petrochemical and oil refining industries along the Gulf Coast, as well as the electric utility and pulp and paper industries. Management believes the Company can benefit from LANSCO's strong relationships in plants where HydroChem currently does limited or no work, and from providing ancillary services and chemical products in support of LANSCO's tank cleaning operations, such as industrial vacuuming, hydroblasting and degassing chemistry which LANSCO previously subcontracted or purchased from other companies.

      The Company has successfully grown its business in the past through strategic acquisitions. Management intends to continue to pursue opportunistic acquisitions that will add additional services and products to market to the Company's existing customer base, or to facilitate expansion of the Company's customer base or geographic coverage.

Field Organizational Structure

      The Company's field organization is primarily based on geographical divisions. Divisions are generally subdivided into areas, regions and branch locations, some of which are on-site locations. Branch locations are the primary business or operating units.

      The Company maintains operating and sales personnel at each of its branch locations and operates each location under the direction of a branch manager in accordance with policies, procedures and objectives established by management. Subject to these guidelines, branch personnel have significant autonomy in dealing with customers, employees and vendors in their geographic area. Each branch operates as a separate profit center and is responsible for billing and collecting accounts receivable, although cash receipts are collected centrally via lockbox. Each branch is also responsible for initiating vendor purchase orders and entering payroll hours, although vendor and payroll payments are processed at the Company's headquarters location. Each branch location is allotted certain equipment, including pumps, vehicles and various types of specialized equipment. However, equipment and personnel are shared among locations as workloads dictate, enabling the Company to realize better utilization of its resources.

Marketing, Sales and Service Contracts

      The Company's sales and marketing is characterized by long-term customer relationships which management believes results from the consistent delivery of high quality, dependable service, advanced technical capabilities, a broad service offering, competitive pricing and a strong customer service orientation among the Company's employees. The Company's services are marketed and sold through a tiered approach, targeting both maintenance and purchasing personnel at the plant level as well as corporate purchasing managers. Direct selling at the plant level is the primary marketing thrust. The Company's sales people and account managers maintain consistent communications with plant contacts to position the Company better to obtain upcoming work and to ensure that on-going work is being performed to meet or exceed customer expectations. The Company's national marketing effort is focused on (i) servicing existing accounts, (ii) establishing new customer accounts, (iii) obtaining multi-plant contracts

(regional or national in scope) and (iv) implementing alliance relationships. These efforts are supplemented by advertising in industry publications and participating in industry trade shows.

      Most of the Company's customers, or prospective customers, have procedures by which they qualify contractors to become approved vendors in their plants. Customers award master service contracts or contracts for individual projects only to approved vendors. Contractors may be selected at the individual plant level, or on a regional or national basis covering multiple plant locations. A particular plant will typically have two or more approved industrial cleaning providers. One of these may be designated as the primary service provider and receive a majority of the work. Alternatively, the work may be spread evenly between the service providers by the customer, or market share within the plant may be determined by the sales, marketing and operating capabilities of the different service providers. Plants also may have approved service providers for specific services (for example, plants may have hydroblasting contracts with one or more service providers and separate industrial vacuuming contracts with one or more other service providers) or may have contracts covering multiple services provided by the same provider.

      Master service agreements typically establish general terms and conditions, as well as time and material pricing for services. These contracts do not guarantee work, but they do allow Company personnel to enter the plants more easily, fostering the development of relationships with plant personnel and the marketing of the Company's services. Specific jobs may be performed on a time and materials basis or granted as part of a competitive bid process. Daily or more frequently recurring maintenance work tends to be performed on a time and materials basis, while larger, less frequent projects tend to be bid.

      The Company's alliance, or managed services, process is a method of providing services to its customers. In an alliance, the Company provides a more comprehensive outsourcing solution to the customer, with the Company more involved in scheduling, managing and benchmarking the delivery of services in a manner that reduces costs for the customer and the Company, and provides for a continuous improvement process over time. Generally, the customer will further benefit from additional savings resulting from reduced downtime for maintenance and increased production.

      Management estimates that approximately two-thirds of the Company's revenue comes from services performed under its master service agreements and alliances, or separately bid projects in plants where it has master service agreements or alliances. Management believes these agreements generally enhance the consistency and stability of the Company's revenue stream.

Safety and Training

      Industrial cleaning involves exposure to potentially dangerous conditions. For liability and other reasons, customers are very concerned with the safety records of contractors used to perform services at their plants. To minimize the dangers inherent in this type of work, the Company conducts broad training and educational programs and has developed comprehensive safety policies and regulations. The main factors driving the Company's investment in these programs and policies are: (i) achieving employee and customer safety; (ii) controlling insurance costs; (iii) satisfying customers' growing safety and training requirements; (iv) meeting increasing governmental and regulatory requirements; and (v) improving the Company's overall performance. The Company's safety program includes educating Company personnel, implementing, monitoring and improving Company safety policies, employing field safety personnel, providing the proactive support of management, working with insurance companies and safety organizations to make use of their resources and expertise, using process improvement teams and undertaking safety audits, providing cash incentive programs for employees and linking a component of management bonuses to safety, requiring substance abuse screening, and investigating all accidents, and distributing on a company-wide basis information regarding accidents that have occurred and how they could have been avoided.

      Management believes the Company's safety indices are among the best in the industry. As an example, HydroChem's workers' compensation interstate experience modification rate ("EMR") is substantially below the average for companies in its industry. The EMR, calculated by a private advisory rating organization supporting the insurance industry, is one of the most widely observed safety statistics. The EMR is a method of reflecting a company's actual workers' compensation claims experience relative to the normally expected experience of companies within a particular industry.

Major Customer

      In 1999, The Dow Chemical Company and its affiliates represented 10.0% of the Company's total revenue.

Governmental Regulations

      The Company's operations are subject to various federal, state and local regulations governing employee health and safety, protection of the environment, protection of the public, and motor carriers. While management believes the Company operates safely and prudently and is in substantial compliance with these laws and regulations, there can be no assurance that accidents will not occur or that the Company will not incur penalties or fines for violations. In addition, noncompliance with these laws and regulations could negatively impact the Company's ability to secure contracts with customers or obtain adequate insurance at reasonable costs. Any of these factors could have a material adverse effect on the Company's financial condition and results of operations.

      Occupational Safety and Health Act. The operations of the Company are subject to the requirements of the Occupational Safety and Health Act (the "Act") and comparable state laws. Regulations promulgated under the Act require employers in the industries that the Company serves to implement training programs, work procedures, medical surveillance systems and personnel protection programs, in order to protect employees from workplace hazards and exposure to hazardous chemicals. The Company has established comprehensive programs for complying with these health and safety regulations. The Company is also subject to inspections by the Occupational Health and Safety Administration ("OSHA") and comparable state regulatory agencies following accidents involving the Company's employees, as well as on a random basis at both its facilities and its customer's facilities. These inspections seek to determine whether or not the Company's work practices are in substantial compliance with the Act. While management believes the Company operates safely and prudently, there can be no assurance that accidents will not occur or that the Company will not incur fines as a result of OSHA inspections.

      Federal, State and Local Environmental Regulations. The Company performs substantially all of its industrial cleaning services at industrial process facilities owned by its customers. Although chemicals may be stored at the Company's branch locations and transported by the Company to its customers' plants, no industrial cleaning services are performed at the branch locations. Typically, hazardous and non-hazardous waste handled by the Company is disposed of by the customer using the customer's waste disposal facilities. However, the Company will transport the customer's waste from one point in the customer's plant to another point within the plant, which may involve travel on a public road or, on a very limited basis, to a commercial disposal facility. As a part of its services to its customers, the Company may treat the customer's waste collected by the Company in the cleaning process to neutralize, minimize or separate it into its components, thus facilitating disposal or recycling by the customer. At all times, the customer retains title to and is deemed to be the generator of the waste. Therefore, management does not believe that the
Company's activities subject it to the duties pertaining to generators of hazardous waste or to owners and operators of hazardous waste treatment, storage or disposal facilities. However, the Company could be subject to liability under applicable environmental statutes in the event of a spill, discharge or release of chemicals at a branch location, at a customer location, or during transportation.

      Department of Transportation. Certain of the Company's vehicles are subject to the regulations of the Department of Transportation, which address, among other things, maintenance of the vehicles, driver qualification and record keeping. Failure to comply with these regulations could result in fines or modification of the Company's current procedures with respect to its vehicles.

      Certain of the laws and regulations applicable to the Company require that it obtain permits and licenses. Management believes that the Company has obtained the permits and licenses material to its business, and that it is in substantial compliance with all federal, state and local laws and regulations governing it. To date, the Company has not been subject to any significant fines, penalties or other liabilities under these laws and regulations.

Intellectual Property

      While the Company has numerous patents and proprietary techniques related to its products and services, it does not believe the ongoing success of its operations is dependent on these patents or techniques, individually or taken as a whole.

Insurance

      In the normal course of business, the Company is subject to numerous operating risks, including risks associated with the safety of its employees and its customers' employees while providing industrial cleaning services, potential damage to a customer's property or business in performing these services, and the potential for an environmental accident.

      The Company currently has in force insurance policies covering general liability, workers' compensation/employer's liability, automobile liability, environmental liability and excess liability. All of these policies are in amounts the Company believes are consistent with industry practices and provide for the Company to pay a deductible or self insured retention on each claim. However, there can be no assurance that the insurance will adequately protect the Company and, if the Company is only partially insured or completely uninsured, a related claim could result in a material adverse effect on the Company's financial condition and results of operations.

Working Capital

      As a leading industrial service provider, the Company's working capital requirements principally include its accounts receivable, and labor, equipment and debt service costs. Management believes the Company maintains adequate working capital to meet its needs in the current business environment.

Employees

      As of December 31, 1999, the Company had 2,238 full and part-time employees. Fifteen of the Company's employees at one branch location are covered by a collective bargaining agreement. Management believes that relations between the Company and its employees are good.

Item 2.  PROPERTIES

      The Company's corporate, corporate support and commissioning services operations, as well as its operating and west division headquarters are located in a 132,000 square foot facility constructed in 1998 on 19.4 acres of land in the Houston, Texas area. This facility, which is owned by the Company, is in close proximity to many of the Company's branch locations and customers in the Houston ship channel area

      As of February 29, 2000, the Company had 85 operating locations in the United States, and international locations in Puerto Rico and Singapore. The Company's current domestic operating locations are located in Texas, Louisiana, Alabama, California, Delaware, Florida, Georgia, Illinois, Kansas, Kentucky, Michigan, New York, North Carolina, Ohio, Pennsylvania, Oklahoma, South Carolina, Tennessee, Utah, and Virginia. The Company owns 11 of these locations. Generally, the remainder are leased. Of these operating locations, 46 are on-site facilities provided by or leased from the Company's customers.

Item 3.  LEGAL PROCEEDINGS

      The Company has substantially completed the settlement of approximately 70 lawsuits originally filed in the 18th Judicial District Court for the Parish of Iberville, Louisiana against Georgia Gulf Corporation ("Georgia Gulf"), the Company and other defendants, which arose from a chemical exposure incident at a Georgia Gulf facility in Plaquemine, Louisiana in September 1996. The suits covered claims by approximately 640 non-Company employees present at the facility (the "Worker Plaintiffs") and approximately 1,400 persons who are related to or live with the Worker Plaintiffs. All of the plaintiffs sought damages for alleged toxic exposure resulting from this incident. Pursuant to a Memorandum of Understanding between virtually all of the plaintiffs and each of the defendants in the suits, which was effective April 15, 1999, the Company's insurance carriers deposited the Company's share of the settlement into escrow, which is being disbursed as satisfactory evidence of settlement with individual plaintiffs is received. As of December 31, 1999, approximately 90% of the escrow had been disbursed. In addition, by separate agreement, Georgia Gulf assumed the Company's defense and indemnity against the claims of any plaintiff who did not participate in the settlement, the claims of approximately twenty plaintiffs who were not parties to the settlement, certain additional claims which have been filed against the Company since the date of the Memorandum of Understanding, and future claims which may arise in connection with this incident.

      All payments by the Company under these arrangements have been made by the Company's insurance carriers. In addition, because the settlement process is sufficiently completed, management believes this litigation will not have a material adverse affect on the Company's financial position or results of operations.

      The Company is also a defendant in a lawsuit filed on September 20, 1999 in the 24th Judicial District Court for the Parish of Jefferson, Louisiana, which seeks class certification on behalf of an unknown number of plaintiffs who allege personal and property damages arising from the release of a single 330-gallon container of hydrochloric acid on a public highway in Kenner, Louisiana in September 1999. The Company is being defended in this suit by one of its liability insurance carriers. Although this matter is in its initial stages and its outcome is therefore difficult to predict with certainty, management believes that any resolution will be within the limits of its applicable insurance coverage and will not have a material adverse affect on the Company's financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

Part II.

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      Not applicable.

Item 6.  SELECTED FINANCIAL DATA

      The selected financial data below includes the accounts of all companies acquired by the Company through December 31, 1999. These companies, all of which were acquired in transactions accounted for as purchases, are included from their respective dates of acquisition. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                        Year ended December 31,
                            -----------------------------------------------
                            1995      1996        1997        1998     1999
                            ----      ----        ----        ----     ----
                                         (dollars in thousands)
Financial Data:
    Revenue.............. $156,484   $156,003   $160,604   $168,770   $191,936
    Gross profit.........   63,855     61,630     65,019     63.599     77,984
    Gross margin.........     39.5%      39.5%      40.5%      37.7%      40.6%

    EBITDA (1)........... $ 22,390   $ 19,527   $ 22,405   $ 19,354   $ 30,163
    EBITDA margin (2)....     14.3%      12.5%      14.0%      11.5%      15.7%

    Operating income..... $ 15,638   $ 11,762   $ 14,189   $ 10,276   $ 18,699
    Income (loss) before
       taxes and
       extraordinary
       loss..............    5,903      1,829      4,101     (3,191)     2,638
     Net income (loss)...    2,851        545       (523)    (3,191)     2,603

     Capital expenditures    8,493      6,829      9,557     19,149      6,282

                                                  As of December 31,
                                    ------------------------------------------
                                    1995     1996     1997      1998      1999
                                    ----     ----     ----      ----      ----
                                                  (in thousands)
Balance Sheet Data:
  Cash and cash equivalents..... $  1,088  $   671  $ 33,862  $ 33,775  $  4,140
  Working capital...............   17,961   13,216    52,324    46,755    19,202
  Total assets..................  121,216  115,522   152,093   156,425   200,902
  Total long-term debt, including
     current maturities..........  76,894   68,325   110,000   116,117   150,879
  Dividends paid.................     -        -       8,540       -         -
  Stockholder's equity...........  25,225   25,770    16,707    13,516    16,119

---------------------------
(1) EBITDA for any relevant period presented above represents gross profit less selling, general and administrative expense. EBITDA should not be construed as a substitute for operating income, as an indicator of liquidity or as a substitute for net cash provided by operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA is included because management believes it to be a useful tool for analyzing operating performance, leverage, liquidity, and a company's ability to service debt.

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

                                                  Year Ended December 31,
                                             --------------------------------
                                             1997          1998          1999
                                             ----          ----          ----
        Revenue.........................    100.0%        100.0%        100.0%
        Cost of revenue.................     59.5          62.3          59.4
                                             ----          ----          ----
          Gross profit..................     40.5          37.7          40.6
        SG&A expense....................     26.5          26.2          24.9
        Depreciation....................      5.2           5.4           6.0
                                             ----         -----         -----
          Operating income..............      8.8           6.1           9.7
        Other (income) expense:
          Interest expense, net.........      5.3           6.2           6.8
          Special charges...............        -           0.5             -
          Restructuring charge..........        -           0.4             -
          Other (income) expense, net...        -             -             -
          Amortization of intangibles...      1.0           0.9           1.5
                                             ----          ----         -----
        Income (loss) before taxes and
          extraordinary loss............      2.5          (1.9)          1.4

          Income tax provision..........      1.4             -             -
                                             ----          ----         -----
        Income (loss) before extraordinary
           loss.........................      1.1          (1.9)          1.4
          Extraordinary loss on early
           extinguishment of debt,
           net of taxes.................      1.4             -             -
                                             ----          ----         -----
                Net income (loss).......     (0.3)%        (1.9)%         1.4%
                                             ====          ====         =====
        EBITDA..........................     14.0 %        11.5 %        15.7%
                                             ====          ====          ====

Comparison of 1999 results to 1998

      Revenue. Revenue increased $23.2 million, or 13.7%, to $191.9 million for the year ended December 31, 1999 from $168.8 million in the prior year. The increase in revenue, which applied to all service lines, resulted from increases in industrial vacuuming revenue of $11.7 million, or 47.7%, from $24.5 million to $36.2 million; hydroblasting revenue of $6.5 million, or 8.2% from $79.7 million to $86.2 million; other services revenue of $4.2 million, or 35.7%, from $11.6 million to $15.8 million; and chemical cleaning revenue of $817,000, or 1.5%, from $53.0 million to $53.8 million. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 1998 and 1999, and the acquisition of the Valley assets. Hydroblasting revenue increased primarily as a result of the acquisition of the Valley assets, partially offset by a reduced volume of projects in other locations. The increase in other services revenue principally resulted from an increased volume of commissioning services projects, mechanical services projects which the Company began performing in August 1998, and tank cleaning services resulting from the acquisition of LANSCO in November 1999. The increase in chemical cleaning revenue principally resulted from an increased volume of projects.

      Gross profit. Gross profit increased $14.4 million, or 22.6%, to $78.0 million in 1999 from $63.6 million in the prior year. Gross profit margins increased from 37.7% to 40.6%. Cost of revenue increased $8.8 million, or 8.3%, to $114.0 million in 1999 from $105.2 million in the prior year primarily due to the revenue increases described above, partially offset by the results of a cost reduction program implemented in late 1998, which included, among other things, a reduction in work force.

      SG&A expense. SG&A expense increased $3.6 million, or 8.1%, to $47.8 million in 1999 from $44.2 million in the prior year. This increase primarily resulted from the Valley and LANSCO acquisitions and was partially offset by the cost reduction program described above. SG&A expense as a percentage of revenue decreased to 24.9% in 1999 from 26.2% in the prior year.

      EBITDA. Increased gross profit, partially offset by increased SG&A expense, resulted in a $10.8 million, or 55.8%, increase in EBITDA to $30.2 million in 1999 from $19.4 million in the prior year. As a percentage of revenue, EBITDA increased to 15.7% in 1999 from 11.5% in the prior year.

      Depreciation. Depreciation expense increased $2.4 million, or 26.3%, to $11.5 million in 1999 from $9.1 million in the prior year, and was 6.0% and 5.4% of revenue, respectively. The increase in depreciation expense principally resulted from the Valley and LANSCO acquisitions, and from capital expenditures in 1998 and 1999.

      Operating income. Increased gross profit, partially offset by increased SG&A and depreciation expense, resulted in an increase in operating income of $8.4 million, or 82.0%, to $18.7 million in 1999 from $10.3 million in the prior year. As a percentage of revenue, operating income increased to 9.7% in 1999 from 6.1% in the prior year.

      Interest expense, net. Interest expense, net increased $2.7 million, or 25.4%, to $13.1 million in 1999 from $10.5 million in the prior year. Increased interest expense, net resulted from (i) beginning in July 1998, an increase in debt due to borrowings related to the Company's new headquarters and operating facility, (ii) additional borrowings to finance the Valley and LANSCO acquisitions, and (iii) a decrease in interest income due to lower invested cash balances.

      Special charges. In 1998, the Company incurred $325,000 in expenses related to negotiation and due diligence efforts associated with a terminated acquisition, $290,000 related to the consolidation of corporate facilities and certain other operations into the Company's new headquarters, and $200,000 in non-capitalizable costs incurred in connection with the Company's Year 2000 compliance program. (See Note 7 of Notes to Consolidated Financial Statements.)

      Restructuring   charge.   The  Company  incurred  $740,000  in  severance,
facilities and other costs in connection with a cost reduction program initiated in late 1998. (See Note 7 of Notes to Consolidated Financial Statements.)

      Amortization. Amortization expense increased $1.3 million, or 88.8%, to $2.8 million in 1999 from $1.5 million in the prior year. Increased amortization expense resulted from goodwill incurred in connection with the Valley and LANSCO acquisitions.

      Income (loss) before taxes and extraordinary loss. For the reasons described above, income before taxes and extraordinary loss increased $5.8 million to $2.6 million in 1999 from a loss before taxes and extraordinary loss of $3.2 million in the prior year. As a percentage of revenue, income before taxes and extraordinary loss was 1.4% in 1999 compared to a loss before taxes and extraordinary loss of 1.9% in the prior year.

      Income tax provision. The effective income tax rate remained at zero in 1999 consistent with the prior year, principally as a result from changes in the valuation allowance of deferred tax assets.

      Extraordinary loss. In 1999, as a result of the early repayment of HydroChem's prior credit facility an extraordinary loss was recognized in the amount of $35,000.

      Net income (loss). For the reasons described above, the Company's net income increased $5.8 million to $2.6 million in 1999 from a net loss of $3.2 million in the prior year. As a percentage of revenue, net income was 1.4% in 1999 compared to a net loss of 1.9% in the prior year.

Comparison of 1998 results to 1997

      Revenue. Revenue increased $8.2 million, or 5.1%, to $168.8 million for the year ended December 31, 1998 from $160.6 million in the prior year. The increase principally resulted from an increase in industrial vacuuming revenue of $7.0 million, or 39.7%, from $17.5 million to $24.5 million; and an increase in revenue from other services of $866,000, or 8.0%, from $10.8 million to $11.7 million; and an increase in hydroblasting revenue of $746,000, or 0.9%, from $78.9 million to $79.7 million. These increases were partially offset by a decrease in chemical cleaning revenue of $412,000, or 0.8%, from $53.4 million to $53.0 million. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 1997 and 1998. The increase in other services revenue primarily resulted from mechanical service projects, which the Company began performing in August 1998, partially offset by decreased pipeline cleaning. Hydroblasting revenue increased primarily due to the implementation of sole source provider arrangements with certain existing customers. The decrease in chemical cleaning revenue primarily resulted from a small number of projects in the prior year which did not recur.

      Gross profit. Gross profit decreased $1.4 million, or 2.2%, to $63.6 million in 1998 from $65.0 million in the prior year. Gross profit margin decreased from 40.5% in 1997 to 37.7% in 1998. Cost of revenue increased $9.6 million, or 10.0%, to $105.2 million for 1998 from $95.6 million in the prior year, primarily due to the revenue increases described above and increased direct compensation costs. Late in 1998, the Company began to implement a cost reduction program which included, among other things, a reduction in work force. (See Note 7 of Notes to Consolidated Financial Statements.)

      SG&A expense. SG&A expense increased $1.6 million, or 3.8%, to $44.2 million in 1998 from $42.6 million in the prior year. This increase primarily resulted from increases in compensation expense which were partially offset by decreased insurance expense. SG&A expense as a percentage of revenue decreased to 26.2% in 1998 from 26.5% in the prior year.

(See Note 7 of Notes to Consolidated Financial Statements.)

      EBITDA. Decreased gross profit and increased SG&A expense resulted in a $3.0 million, or 13.6% decrease in EBITDA to $19.4 million in 1998 from $22.4 million in the prior year. As a percentage of revenue, EBITDA decreased to 11.5% in 1998, compared to 14.0% in the prior year.

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

      Special charges. In 1998, the Company incurred $325,000 in expenses related to negotiation and due diligence efforts associated with a terminated acquisition, $290,000 related to the consolidation of corporate facilities and certain other operations into the Company's new headquarters, and $200,000 in non-capitalizable costs incurred in connection with the Company's Year 2000 compliance program. (See Note 7 of Notes to Consolidated Financial Statements.)

      Restructuring   charge.   The  Company  incurred  $740,000  in  severance,
facilities and other costs in connection with a cost reduction program initiated in late 1998. (See Note 7 of Notes to Consolidated Financial Statements.)

      Amortization. Amortization expense of $1.5 million in 1998 was relatively unchanged from the prior year.

      Income (loss) before taxes and extraordinary loss. For the reasons described above, the Company incurred a loss before taxes and extraordinary loss of $3.2 million in 1998 as compared to income before taxes and extraordinary loss of $4.1 million in the prior year. This represented a decrease of $7.3 million. As a percentage of revenue, the loss before taxes and extraordinary loss was 1.9% in 1998, compared to income before taxes and extraordinary loss of 2.5% in the prior year.

      Income tax provision. There was no provision for income tax recorded in 1998 primarily as a result of a change in the Company's valuation allowance for certain deferred tax assets. The effective tax rate was 55.6% of income before taxes and extraordinary loss in the prior year period.

      Extraordinary loss. In 1997, as a result of the early repayment of certain HydroChem debt, an extraordinary loss was recognized in the amount of $2.3 million (net of a related tax benefit of $1.4 million). The extraordinary loss consisted of the write-off of associated deferred financing costs in the amount of $3.2 million before related tax benefit, as well as a prepayment premium and other related fees and expenses.

      Net income (loss). For the reasons described above, net loss increased $2.7 million, or 510.1%, to a loss of $3.2 million in 1998 from a loss of $523,000 in the prior year.

Quarterly Financial Data

      The following table sets forth certain unaudited consolidated statement of operations and other supplemental data of the Company for the quarterly periods shown. The unaudited quarterly information has been prepared on the same basis as Company's annual financial information and, in management's opinion, includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for the year or for any future period. The special charges incurred in the second and fourth quarters of 1998 were a result of terminated acquisition negotiations and other non-recurring expenses. The restructuring charge included severance, facility closure and other costs incurred in connection with a cost reduction program. (See Note 7 of Notes to Consolidated Financial Statements.)

                                           Three months ended
                              -------------------------------------------
                                                 1998
                              -------------------------------------------
                              Mar. 31    June 30     Sept. 30     Dec. 31
                              -------    -------     --------     -------
                                            (in thousands)
Revenue...................    $ 40,888   $ 45,067   $ 40,509    $ 42,306
Cost of revenue...........      24,885     28,185     25,632      26,469
                                ------    -------     ------     -------
   Gross profit...........      16,003     16,882     14,877      15,837
SG&A expense..............      10,787     10,961     11,799      10,698
Depreciation..............       2,193      2,239      2,296       2,350
                                ------    -------     ------     -------
   Operating income.......       3,023      3,682        782       2,789
Other (income) expense:
  Interest expense, net...       2,517      2,599      2,626       2,728
  Special charges.........           -        300          -         515
  Restructuring charge....           -          -          -         740
  Other  (income)  expense,
    net...................           3         13       (142)         67

  Amortization of
   intangibles............         376        374        375         376
                                ------    -------     ------     -------
Income (loss) before taxes
   and extraordinary loss.         127        396     (2,077)     (1,637)
  Income tax provision
   (benefit)..............          75        237       (356)         44
                                ------    -------     ------     -------
Income (loss) before
   extraordinary loss.....          52        159     (1,721)     (1,681)
  Extraordinary loss......           -          -          -           -
                                ------    -------     ------     -------
Net income (loss).........    $     52   $    159   $ (1,721)   $ (1,681)
                               =======    =======    =======     =======

EBITDA....................    $  5,216   $  5,921   $  3,078    $  5,139
                               =======    =======    =======     =======
                                           Three months ended
                              -------------------------------------------
        1998                                     1999
                              -------------------------------------------
                              Mar. 31    June 30     Sept. 30     Dec. 31
                              -------    -------     --------     -------
                                            (in thousands)

Revenue...................    $ 50,905   $ 52,194   $ 43,010    $ 45,827
Cost of revenue...........      30,263     30,437     25,709      27,543
                               -------    -------     ------     -------
   Gross profit...........      20,642     21,757     17,301      18,284
SG&A expense..............      12,500     12,874     11,144      11,303
Depreciation..............       2,913      2,839      2,836       2,876
                               -------    -------     ------     -------
   Operating income.......       5,229      6,044      3,321       4,105
Other (income) expense:
  Interest expense, net...       3,268      3,228      3,229       3,404
  Special charges.........           -          -          -           -
  Restructuring charge....           -          -          -           -
  Other  (income)  expense,
    net...................         (42)       (26)       105          61
  Amortization of
    intangibles...........         634        633        634         933
                               -------    -------     ------     -------
Income (loss) before taxes
   and extraordinary loss.       1,369      2,209       (647)       (293)
  Income tax provision
   (benefit)..............           -          -          -           -
                               -------    -------     ------     -------
Income (loss) before
   extraordinary loss.....       1,369      2,209       (647)       (293)
  Extraordinary loss......           -          -          -          35
                               -------    -------     ------     -------
Net income (loss).........    $  1,369   $  2,209   $   (647)   $   (328)
                               =======    =======    =======     =======

EBITDA....................    $  8,142   $  8,883   $  6,157    $  6,981
                               =======    =======    =======     =======

Liquidity and Capital Resources

      The Company principally has financed its operations through net cash provided by operating activities, existing cash balances, available credit facilities and capital contributions from Holding. In August 1997, HydroChem issued $110.0 million of its 10 3/8% Senior Subordinated Notes due 2007 (the "Series A Notes") in a private offering pursuant to Rule 144A under the Securities Act of 1933. HydroChem registered a substantially identical series of notes (the "Series B Notes") with the Securities and Exchange Commission and on November 7, 1997 completed an exchange of the Series B Notes for the Series A Notes. The Series B Notes mature on August 1, 2007 and bear interest at 10 3/8% per annum which is payable semi-annually in arrears on February 1 and August 1 of each year. The Series B Notes are redeemable at the option of HydroChem, in whole or in part, on or after August 1, 2002 at specified redemption prices. In addition, until August 4, 2000, up to 35% of the Series B Notes are redeemable at the option of HydroChem with the proceeds from one or more equity offerings at a redemption price of 109.375% of the principal amount thereof. All HydroChem subsidiaries, including International, are guarantors of the Series B Notes.

      A portion of the net proceeds from the sale of the Series A Notes was used to repay indebtedness, accrued interest and fees under HydroChem's then existing senior debt ($45.7 million) and subordinated debt ($18.7 million).

In addition, $8.3 million was used to fund a dividend to Holding which Holding used to discharge accrued interest on its indebtedness and accrued dividends on its preferred stock. As a result of the early repayment of HydroChem's prior debt, an extraordinary loss was recognized in the amount of $2.3 million (net of a related tax benefit of $1.4 million). The extraordinary loss consisted of the write-off of associated deferred financing costs in the amount of $3.2 million before related tax benefit, as well as a prepayment premium and other related fees and expenses.

      On December 31, 1997, HydroChem entered into a participating credit agreement with a financial institution for a credit facility which provided for unsecured borrowings of up to $25.0 million, subject to borrowing base limitations. The term of this credit facility was three years and any borrowings thereunder bore interest at rates adjusted quarterly. Interest rates were based on, at the discretion of HydroChem, (i) a range from LIBOR plus 1.75% to LIBOR plus 3.00%, or (ii) the higher of (a) the prime rate and (b) the Federal Funds Rate plus 0.50%, plus an applicable margin of up to 1.00%. In addition, a commitment fee of 0.25% to 0.50% per annum was payable quarterly on any unborrowed portion. The specific rate within each range depended upon the Company's operating performance. The Company was required to meet certain customary financial ratios and covenants, and generally was restricted from pledging its assets.

      On November 19, 1999, in conjunction with the LANSCO acquisition, and to replace the credit facility described above, the Company entered into a new credit agreement with six financial institutions (the "New Credit Facility"). The New Credit Facility provides for secured borrowings of up to $60.0 million, and consists of a $30.0 million term loan (the "Term Loan") commitment and a $30.0 million revolving loan (the "Revolver") commitment, which is subject to borrowing base limitations. The New Credit Facility expires on December 31, 2004. The New Credit Facility requires HydroChem to meet certain customary financial ratios and covenants and restricts the Company from any further pledging of its assets. The New Credit Facility is secured by substantially all of the assets of the Company and Holding. HydroChem, at its discretion, can pay interest on a Base Rate or Eurodollar ("LIBOR") basis, plus applicable margins. Base Rate margins range from 0.00% to 1.75% depending on the type of advance and the Company's leverage ratio as determined quarterly. LIBOR based margins range from 1.75% to 3.00%, depending on the Company's leverage ratio as determined quarterly. The length of the LIBOR based interest periods is generally one to six months in duration, however interest payments are required at least every three months. In addition, a commitment fee of 0.3% to 0.5% per annum, depending on the Company's leverage ratio as determined quarterly, is payable quarterly on the unborrowed portion of the Revolver. As a result of the early extinguishment of the previous credit facility, an extraordinary loss was recognized in 1999 in the amount of $35,000. The extraordinary loss consisted of the write-off of associated deferred financing costs.

      As of December 31, 1999, $30.0 million was outstanding under the Term Loan. The Term Loan requires scheduled quarterly principal payments beginning on September 30, 2000. In addition, the Company may be required to make mandatory additional principal payments, based on the Company's excess cash flow and certain other events, as defined in the New Credit Facility. As of December 31, 1999, the Company's borrowing base under the Revolver was $25.1 million, of which $2.3 million had been drawn in the form of standby letters of credit, principally issued in connection with the Company's property and casualty insurance program. At December 31, 1999, there were no other borrowings outstanding under the Revolver, and the Company had available unused borrowings of $22.9 million.

      In connection with the Company's new headquarters and operating facilities in the Houston, Texas area, HydroChem entered into a loan agreement with a financial institution on July 17, 1998. The loan agreement provided for an interim financing construction loan of up to $7.5 million, which was converted to a term loan (the "Mortgage Loan") in the amount of $7.5 million on March 31, 1999. The Mortgage Loan is collateralized by first priority liens on the land and improvements. The construction loan required quarterly payments of interest. The Mortgage Loan matures on September 30, 2006 and requires quarterly payments of interest and principal. Interest rates on the Mortgage Loan are at LIBOR plus 1.75% adjusted quarterly. On July 17, 1998, HydroChem also entered into an interest rate protection agreement with the same financial institution (the "Interest Rate Swap"). Under the Interest Rate Swap, the Company's effective fixed borrowing rate for the Mortgage Loan is 7.82%. The loan agreement requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from transferring or pledging the facility's assets. Effective September 30, 1998, the loan agreement was amended to modify, among other things, certain of these ratios and covenants. In addition, the Company obtained a waiver with respect to one ratio for non-compliance resulting from the Company's special and restructuring charges recorded during the quarter ended December 31, 1998. The Company has remained in compliance with the terms of the amended loan agreement since that time and expects to remain in compliance in future periods. At December 31, 1999, the Company had $7.4 million outstanding under the Mortgage Loan.

      In connection with the LANSCO acquisition, the Company issued two promissory notes (the "Seller Notes") to the principal selling shareholders of LANSCO in the aggregate principal amount of $3.5 million. The Seller Notes bear interest at 8% per annum, mature on November 19, 2001, and require semi-annual interest payments and annual principal payments. The first principal payments on the Seller Notes in the amount of $1.5 million are due November 19, 2000. The final principal payments on the Seller Notes, in the amount of $2.0 million, are due November 19, 2001. The Seller Notes are unsecured, and are subordinated to all Senior Debt (as defined in the Seller Notes) of the Company, and contain no financial ratios are covenants that must be met. (See Note 15 of Notes to Consolidated Financing Statements.)

      For the year ended December 31, 1999, the Company used net cash of $52.5 million for operating and investing activities which consisted of $16.8 million provided by operating activities and $69.3 million used in investing activities. For the year ended December 31, 1998, $5.9 million of net cash was used in operating and investing activities which consisted of $12.9 million provided by operating activities and $18.8 million used in investing activities. For the year ended December 31, 1997, $3.5 million of net cash was provided by operating and investing activities which consisted of $12.7 million provided by operating activities and $9.2 million used in investing activities. Except for the Valley and LANSCO acquisitions in the current period, investing activities for all periods primarily consisted of expenditures for property and equipment.

      Expenditures for property and equipment for the year ended December 31, 1999 were $6.3 million. Of this amount, $4.2 million principally was used to purchase operating equipment, $1.2 million to purchase and implement new field and corporate computer software and hardware systems, and $956,000 in connection with the construction of the Company's headquarters and operating facility. In 1998, $19.1 million of expenditures for property and equipment included $9.1 million for the purchase of land and the construction of the Company's headquarters and operating facility, $8.4 million principally for the purchase of operating equipment, and $1.6 million for the implementation of new field and corporate computer software and hardware systems.

      Effective January 1, 1999, HydroChem acquired substantially all of the assets and assumed certain liabilities of Valley. The adjusted purchase price for the acquired assets was $30.1 million in cash, of which $4.0 million was deposited into escrow. In addition, the Company assumed approximately $2.5 million in capital lease obligations, which were subsequently replaced with operating leases, and paid $5.6 million in cash at closing to retire Valley's bank debt. The source of funds for the acquisition was a combination of existing available cash and bank borrowings.

      On November 19, 1999, HydroChem acquired all of the issued and outstanding shares of capital stock (the "Shares") of LANSCO. The Company paid $35.5 million for the Shares, consisting of $32.0 million in cash paid at closing and $3.5 million in Seller Notes payable in installments with interest over the two years following the date of acquisition to the two principal stockholders of LANSCO. Further, the Company has agreed to pay one of these principal stockholders an additional $1.25 million over two years as additional consideration for his Shares and for consulting services. The source of funds for the acquisition was a combination of existing available cash, the Seller Notes, and bank debt pursuant to the New Credit Facility.

      Management believes that cash and cash equivalents at December 31, 1999, net cash expected to be provided by operating activities and borrowings, if necessary, under the Company's New Credit Facility will be sufficient to meet the Company's cash requirements for operations and expenditures for property and equipment for the next twelve months and the foreseeable future thereafter. From time to time, the Company reviews acquisition opportunities as they arise, and may require additional financing if it decides to make additional acquisitions. There can be no assurance, however, that any such acquisition opportunities will arise, that any such acquisitions will be consummated, or that any related financing will be available when required on terms satisfactory to the Company. (See Note 5 of Notes to Consolidated Financial Statements.)

Impact of Year 2000

      In prior periods, the Company discussed the nature of the issues and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and management believes those systems successfully responded to the Year 2000 date change. In the aggregate, the Company incurred approximately $2.4 million in 1998 and 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. To management's knowledge, none of the Company's material suppliers experienced material Year 2000 problems. The Company will continue to monitor its mission critical computer applications and those of its suppliers on a limited basis throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

      The Company is exposed to certain market risks which include financial instruments such as short-term investments, trade receivables, and long-term debt. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. The Notes to Consolidated Financial Statements provide a description of the Company's accounting policies and other information related to these financial instruments. The Company does not engage in speculative transactions and does not use derivative instruments or engage in hedging activities, except for the Interest Rate Swap which was put is place during 1999 in connection with the Company's Mortgage Loan.

      The Company provides industrial cleaning services to a wide range of processing industries including petrochemical plants, oil refineries, electric utilities, pulp and paper mills, rubber plants, steel mills, and aluminum plants. Management believes the Company's portfolio of accounts receivable is well diversified and, as a result, its credit risks are minimal. Management evaluates the creditworthiness of the Company's customers and monitors accounts on a periodic basis, but typically does not require collateral. The Company's trade receivables are primarily denominated in U.S. dollars and are generally due within 30 days. In general, trade receivables are collected in a timely manner, and historically bad debts have not been material and have been within management's expectations. Management believes timely collection of trade receivables minimizes associated credit risk.

      The Company places its short-term investments, which generally have a term of less than 90 days, with high quality financial institutions, limits the amount of credit exposure to any one institution, and has investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of December 31, 1999, the Company had short-term investments totaling $4.4 million. Due to the short-term nature of these instruments, their carrying value approximated market value. Management does not believe that a decrease of 1.0% from 1999 average investment rates would be material to the Company during 2000.

      As of December 31, 1999, the Company's outstanding long-term debt consisted of the Series B Notes, the Term Loan, the Mortgage Loan, and the Seller Notes . The Series B Notes totaled $110.0 million, are due in the year 2007, and bear interest at a fixed rate of 10 3/8%. As of December 31, 1999, their fair value was estimated to be $94.3 million. At the same date, the Term

Loan, the Mortgage Loan and the Seller Notes totaled $30.0 million, $7.4 million and $3.5 million, respectively, and approximated their fair value. The Term Loan is a component of the New Credit Facility which expires on December 31, 2004. The interest rates for the New Credit Facility, at the discretion of the Company, are at Base Rate or LIBOR, plus applicable margins. Margins range from 0.00% to 3.00% depending upon which interest rate option is in effect and the Company's leverage ratio as determined quarterly. The Company periodically reviews various alternatives to protect long-term debt against interest rate fluctuations. The Mortgage Loan bears interest at LIBOR rates plus 1.75% adjusted quarterly. To protect the Mortgage Loan against interest rate fluctuations, the Company utilizes the Interest Rate Swap which fixes the interest rate at 7.82% per annum. The Seller Notes are due in two installments with the final installment due on November 19, 2001, and bear interest at 8% per annum. The market risk, estimated as a potential increase in fair value of these debt instruments resulting from a hypothetical 1.0% decrease in interest rates, is estimated to not be material to the Company during 2000.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the Index to Consolidated Financial Statements on page 22 of the Company's Consolidated Financial Statements and Notes thereto. Quarterly financial data for the Company is presented on page 17. Supplementary schedules for the Company have been omitted as not required or not applicable because the information required to be presented is included in the Company's Consolidated Financial Statements and Notes thereto.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Consolidated Financial Statements                                           Page

  Report of Independent Auditors.............................................23

  Consolidated Balance Sheets as of December 31, 1998 and 1999...............24

  Consolidated Statements of Operations for each of the years ended
      December 31, 1997, 1998 and 1999.......................................25

  Consolidated Statements of Stockholder's Equity for each of the years ended December 31, 1997, 1998 and 1999...........................26

  Consolidated Statements of Cash Flows for each of the years ended
      December 31, 1997, 1998 and 1999.......................................27

  Notes to Consolidated Financial Statements.................................28

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
HydroChem Industrial Services, Inc.


      We have audited the accompanying consolidated balance sheets of HydroChem Industrial Services, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HydroChem Industrial Services, Inc. and Subsidiaries at December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                          ERNST & YOUNG LLP



Houston, Texas
February 25, 2000

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                December 31,
                                                          ---------------------
                                                           1998          1999
                                                           ----          ----
                                     ASSETS
  Current assets:
     Cash and cash equivalents ......................   $  33,775    $   4,140
     Receivables,less allowance of $536 and $671,
      respectively ..................................      23,941       33,488
     Inventories ....................................       3,902        4,721
     Prepaid expenses and other current assets ......       1,714        1,993
     Income taxes receivable ........................         243          504
     Deferred income taxes (Note 8) .................       1,467        1,725
                                                        ---------    ---------
           Total current assets .....................      65,042       46,571

     Property and equipment, at cost (Note 4) .......      81,459       96,672
        Accumulated depreciation ....................     (33,322)     (43,756)
                                                        ---------    ---------
                                                           48,137       52,916

     Intangible assets, net (Note 2) ................      43,246      101,415
                                                        ---------    ---------

           Total assets .............................   $ 156,425    $ 200,902
                                                        =========    =========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

  Current liabilities:
     Accounts payable................................   $   4,973    $   6,829
     Accrued liabilities.............................      13,193       17,870
     Current portion of long-term debt (Note 5)......         121        2,670
                                                          -------      -------
           Total current liabilities.................      18,287       27,369

  Long-term debt (Note 5)............................     115,996      148,209
  Deferred income taxes (Note 8).....................       8,626        9,205
  Commitments and contingencies (Note 9)

  Stockholder's equity:
     Common stock, $.01 par value:
       1,000 shares authorized, 100 shares outstanding          1            1
     Additional paid-in-capital......................      16,558       16,558
     Retained deficit................................      (3,043)        (440)
                                                          -------      -------

           Total stockholder's equity................      13,516       16,119
                                                          -------      -------

           Total liabilities and stockholder's equity   $ 156,425    $ 200,902
                                                          =======      =======


                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                   Year ended December 31,
                                             ----------------------------------
                                               1997          1998        1999
                                               ----          ----        ----
Revenue ..................................    $160,604     $168,770    $191,936
Cost of revenue ..........................      95,585      105,171     113,952
                                               -------      -------     -------
    Gross profit .........................      65,019       63,599      77,984

Selling, general and administrative
    expense ..............................      42,614       44,245      47,821
Depreciation .............................       8,216        9,078      11,464
                                               -------      -------     -------
    Operating income .....................      14,189       10,276      18,699

Other (income) expense:
    Interest expense, net ................       8,518       10,470      13,129
    Special charges (Note 7) .............         -            815         -
    Restructuring charge (Note 7) ........         -            740         -
    Other (income) expense, net ..........          39          (59)         98
    Amortization of intangibles ..........       1,531        1,501       2,834
                                               -------      -------     -------

Income (loss) before taxes and
    extraordinary loss ...................       4,101       (3,191)      2,638

    Income tax provision (Note 8) ........       2,282          -           -
                                               -------      -------     -------
Income (loss) before extraordinary loss ..       1,819       (3,191)      2,638

    Extraordinary loss on early
      extinguishment of debt,
       net of taxes (Note 5) .............       2,342          -            35
                                               -------      -------     -------

Net income (loss) ........................    $   (523)    $ (3,191)   $  2,603
                                               =======      =======     =======
















                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                                            Additional    Retained
                                  Common     Paid-in      Earnings
                                   Stock     Capital      (Deficit)     Total
Balance at December 31, 1996 ....  $ 1       $19,670       $ 6,099     $25,770
    Dividend to parent (Note 5)..    -        (3,112)       (5,428)     (8,540)
    Net loss ....................    -           -            (523)       (523)
                                   ---        ------        ------      ------
Balance at December 31, 1997 ....    1        16,558           148      16,707
    Net loss ....................    -           -          (3,191)     (3,191)
                                   ---        ------        ------      ------
Balance at December 31, 1998 ....    1        16,558        (3,043)     13,516
    Net income ..................    -           -           2,603       2,603
                                   ---        ------        ------      ------
Balance at December 31, 1999 ....  $ 1       $16,558       $  (440)    $16,119
                                   ===        ======        ======      ======





























                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Year ended December 31,
                                               ---------------------------------
                                                  1997        1998        1999
                                                --------    --------    --------
Operating activities:
  Net income (loss) ..........................  $  (523)    $(3,191)   $  2,603
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation .............................    8,216       9,078      11,464
    Amortization .............................    1,531       1,501       2,834
    Amortization of deferred financing costs .      480         392         504
    Write-off of deferred financing costs ....    3,178          -           35
    Deferred income tax provision ............      969         241         349
    Loss (gain) on sale of property and
      equipment ..............................       79         (36)         13
  Changes in operating assets and liabilities:
    Restricted cash ..........................   (2,858)      2,858          -
    Receivables, net .........................       16         400      (1,061)
    Inventories ..............................     (294)        (39)       (819)
    Prepaid expenses and other current assets.     (651)         77         256
    Income taxes receivable ..................     (407)        164        (106)
    Accounts payable .........................     (881)        150         292
    Income taxes payable .....................       28         (40)         -
    Accrued liabilities ......................    3,799       1,423         416
                                                 ------      ------     -------
     Net cash provided by operating activities   12,682      12,978      16,780
                                                 ------      ------     -------

Investing activities:
  Expenditures for property and equipment ....   (9,557)    (19,149)     (6,282)
  Acquisitions, net of cash acquired .........       -           -      (63,362)
  Proceeds from sale of property and equipment      336         308         307
                                                 ------      ------     -------
     Net cash used in investing activities ...   (9,221)    (18,841)    (69,337)
                                                 ------      ------     -------

Financing activities:
  Proceeds from (repayments of) long-term debt,
    net ......................................   41,675       6,117      24,590
  Debt financing costs .......................   (3,405)       (341)     (1,668)
  Dividend to parent .........................   (8,540)         -           -
                                                 ------      ------     -------
     Net cash provided by financing activities   29,730       5,776      22,922
                                                 ------      ------     -------

Net increase (decrease) in cash and cash
  equivalents ................................   33,191         (87)    (29,635)
Cash and cash equivalents at beginning of
  period .....................................      671      33,862      33,775
                                                 ------      ------     -------
Cash and cash equivalents at end of period .... $33,862     $33,775    $  4,140
                                                 ======      ======     =======

Supplemental disclosure:
  Cash paid during the year for interest .....  $ 5,869     $11,290    $ 12,738
  Cash paid (refunded) during the year for
    income taxes, net of refunds .............      255        (355)       (151)



                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

1.    Organization, Formation and Basis of Presentation

      The consolidated financial statements include the accounts of HydroChem Industrial Services, Inc. ("HydroChem") and its wholly owned subsidiaries, including HydroChem International, Inc. ("International") and, since November 19, 1999, Landry Service Co., Inc. ("LANSCO"). HydroChem generally conducts business outside the United States through International. (HydroChem and its subsidiaries are hereinafter sometimes referred to either separately or collectively as the "Company.") HydroChem is a wholly owned subsidiary of HydroChem Holding, Inc. ("Holding").

      The Company is engaged in the business of providing industrial cleaning services to a wide range of processing industries, including petrochemical plants, oil refineries, electric utilities, pulp and paper mills, rubber plants, steel mills, and aluminum plants. Services provided include high-pressure and ultra-high pressure water cleaning (hydroblasting), chemical cleaning, industrial vacuuming, tank cleaning, mechanical services, waste minimization, and commissioning and other specialized services. The majority of these services involves recurring maintenance to improve or sustain the operating efficiencies and extend the useful lives of process equipment and facilities.

2.    Significant Accounting Policies

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of HydroChem and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      All debt instruments and investments that are readily convertible to known amounts of cash are considered to be cash equivalents.

Inventories

      Inventories are stated at the lower of cost or market.

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

Intangible Assets

      Intangible assets, which relate primarily to costs in excess of the fair value of net assets acquired, primarily are being amortized over 10 to over 40 years on a straight-line basis. Intangible assets also include costs allocated to other specifically identifiable assets arising from business acquisitions which are being amortized on a straight-line basis over their estimated useful lives, which range from 4 to 40 years. These intangible assets totaled $40,032,000 and $96,874,000, net of accumulated amortization of $7,148,000 and $9,985,000, at December 31, 1998 and 1999, respectively. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of the intangible assets may warrant revision or that the remaining balances may not be recoverable. Should factors indicate that the intangible assets should be evaluated for possible impairment, the Company would use an estimate of the acquired business's undiscounted future cash flows compared to the carrying value of the assets to determine whether the assets are deemed impaired. Management believes there have been no events or circumstances which warrant revision to the remaining useful lives or which affect the recoverability of the Company's intangible assets.

      Other intangibles include deferred financing costs of $3,214,000 and $4,541,000, net of accumulated amortization of $1,337,000 and $1,875,000, at December 31, 1998 and 1999, respectively. Deferred financing costs are being amortized over five to ten year financing terms and are recorded as interest expense.

Revenues

      Revenues are recognized when services are provided.

Income Taxes

      Income taxes are provided for based on the liability method of accounting. Deferred income taxes are recorded to reflect the tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities.

Stock-Based Compensation

      Holding grants stock options to employees of the Company for a fixed number of shares with an exercise price no less than the fair value of the shares at the date of grant. The Company accounts for such stock option grants in accordance with Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which permits the measurement of compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and the Company has elected to follow APB 25.

Reclassifications

      Certain 1997 and 1998 amounts have been reclassified to conform with the 1999 presentation.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

      The Company provides industrial cleaning services to a wide range of processing industries including petrochemical plants, oil refineries, electric utilities, pulp and paper mills, rubber plants, steel mills, and aluminum plants. The Company believes its portfolio of accounts receivable is well diversified and, as a result, its credit risks are minimal. The Company evaluates the creditworthiness of its customers and monitors accounts on a periodic basis, but typically does not require collateral. Credit losses have been within management's expectations.

3.    Receivables

      Receivables primarily include trade accounts and accrued receivables of $23,941,000 and $33,488,000, net of allowance for doubtful accounts of $536,000 and $671,000, at December 31, 1998 and 1999, respectively. During 1998 and 1999, the Company recorded bad debt expense of $13,000 and $85,000, respectively. In addition, during 1998 and 1999, the Company recorded other adjustments to the allowance for doubtful accounts in the amount of $72,000 and $9,000, respectively. During 1999, $59,000 of allowance for doubtful accounts was added in connection with the acquisition of LANSCO. Also, in 1998 the Company wrote-off receivables which were uncollectible in the amount of $685,000. Of this amount, $527,000 was due from one customer, $190,000 of which was subsequently collected in 1999.

4.    Property and Equipment

      Property and equipment at December 31, 1998 and 1999 consisted of the following (in thousands):

                                                                 1998      1999
                                                                 ----      ----
Land ........................................................  $ 1,747   $ 2,104
Office facilities, furniture, fixtures and computer equipment   16,223    21,005
Machinery and equipment (including vacuum trucks) ...........   61,200    69,212
Vehicles ....................................................    1,906     1,857
Construction in progress ....................................      383     2,494
                                                                ------    ------
    Total property and equipment ............................  $81,459   $96,672
                                                                ======    ======

5.    Long-term Debt

      Long-term debt at December 31, 1998 and 1999 consisted of the following (in thousands):

                                                          1998         1999
                                                          ----         ----
Series B Notes ...........................             $ 110,000    $ 110,000
Term Loan ................................                   -         30,000
Mortgage Loan ............................                 6,117        7,379
Seller Notes .............................                   -          3,500
                                                        --------     --------
    Total long-term debt .................               116,117      150,879
    Less current portion of long-term debt                  (121)      (2,670)
                                                        --------     --------
                                                       $ 115,996    $ 148,209
                                                        ========     ========

      In August 1997, HydroChem issued $110,000,000 of its 10 3/8% Senior Subordinated Notes due 2007 (the "Series A Notes") in a private offering pursuant to Rule 144A under the Securities Act of 1933. HydroChem registered a substantially identical series of notes (the "Series B Notes") with the Securities and Exchange Commission and on November 7, 1997 completed an exchange of the Series B Notes for the Series A Notes. The Series B Notes mature on
August 1, 2007 and bear interest at 10 3/8% per annum which is payable semi-annually in arrears on February 1 and August 1 of each year. The Series B Notes are redeemable at the option of HydroChem, in whole or in part, on or after August 1, 2002 at specified redemption prices. In addition, until August 4, 2000, up to 35% of the Series B Notes are redeemable at the option of HydroChem with the proceeds from one or more equity offerings at a redemption price of 109.375% of the principal amount thereof. All HydroChem subsidiaries, including International, are guarantors of the Series B Notes.

      A portion of the net proceeds from the sale of the Series A Notes was used to repay indebtedness, accrued interest and fees under HydroChem's then existing senior debt ($45,727,000) and subordinated debt ($18,705,000). In addition, $8,340,000 was used to fund a dividend to Holding which Holding used to discharge accrued interest on its indebtedness and accrued dividends on its preferred stock. As a result of the early repayment of HydroChem's prior debt, an extraordinary loss was recognized in the amount of $2,342,000 (net of a related tax benefit of $1,435,000). The extraordinary loss consisted of the write-off of associated deferred financing costs in the amount of $3,178,000 before related tax benefit, as well as a prepayment premium and other related fees and expenses.

      On December 31, 1997, HydroChem entered into a participating credit agreement with a financial institution for a credit facility which provided for unsecured borrowings of up to $25,000,000, subject to borrowing base limitations. The term of this credit facility was three years and any borrowings thereunder bore interest at rates adjusted quarterly. Interest rates were based on, at the discretion of HydroChem, (i) a range from LIBOR plus 1.75% to LIBOR plus 3.00%, or (ii) the higher of (a) the prime rate and (b) the Federal Funds Rate plus 0.50%, plus an applicable margin of up to 1.00%. In addition, a commitment fee of 0.25% to 0.50% per annum was payable quarterly on any unborrowed portion. The specific rate within each range depended upon the Company's operating performance. The Company was required to meet certain customary financial ratios and covenants, and generally was restricted from pledging its assets. As of December 31, 1998, HydroChem's borrowing base under the Credit Facility was $22,839,000, of which $3,192,000 had been drawn in the form of standby letters of credit, principally issued in connection with the Company's property and casualty insurance program. At December 31, 1998, there were no other borrowings outstanding under this credit facility, and HydroChem had available unused borrowings of $19,647,000.

      On November 19, 1999, in conjunction with the LANSCO acquisition, and to replace the credit facility described above, the Company entered into a new credit agreement with six financial institutions (the "New Credit Facility"). The New Credit Facility provides for secured borrowings of up to $60,000,000, and consists of a $30,000,000 term loan (the "Term Loan") commitment and a $30,000,000 revolving loan (the "Revolver") commitment, which is subject to borrowing base limitations. The New Credit Facility expires on December 31, 2004. The New Credit Facility requires HydroChem to meet certain customary financial ratios and covenants and restricts the Company from any further pledging of its assets. The New Credit Facility is principally secured by all current and future assets of the Company. HydroChem, at its discretion, can pay interest on a Base Rate or Eurodollar ("LIBOR") basis, plus applicable margins. Base Rate margins range from 0.00% to 1.75% depending on the type of advance and the Company's leverage ratio as determined quarterly. LIBOR based margins range from 1.75% to 3.00%, depending on the Company's leverage ratio as determined quarterly. The length of the LIBOR based interest periods is generally one to six months in duration, however interest payments are required at least every three months. In addition, a commitment fee of 0.3% to 0.5% per annum, depending on the Company's leverage ratio as determined quarterly, is payable quarterly on the unborrowed portion of the Revolver. As a result of the early extinguishment of the previous credit facility, an extraordinary loss was recognized in the amount of $35,000. The extraordinary loss consisted of the write-off of associated deferred financing costs.

      As of December 31, 1999, $30.0 million was outstanding under the Term Loan. The Term Loan requires scheduled quarterly principal payments beginning on September 30, 2000. In addition, the Company may be required to make mandatory additional principal payments, based on the Company's excess cash flow and certain other events, as defined in the New Credit Facility. As of December 31, 1999, the Company's borrowing base under the Revolver was $25,181,000, of which $2,260,000 had been drawn in the form of standby letters of credit, principally issued in connection with the Company's property and casualty insurance program. At December 31, 1999, there were no other borrowings outstanding under the Revolver, and the Company had available unused borrowings of $22,921,000.

      In connection with the Company's new headquarters and operating facilities in the Houston, Texas area, HydroChem entered into a loan agreement with a financial institution on July 17, 1998. The loan agreement provided for an interim financing construction loan of up to $7,500,000, which was converted to a term loan (the "Mortgage Loan") in the amount of $7,500,000 on March 31, 1999. The Mortgage Loan is collateralized by first priority liens on the land and improvements. The construction loan required quarterly payments of interest. The Mortgage Loan matures on September 30, 2006 and requires quarterly payments of interest and principal. Interest rates on the Mortgage Loan are at LIBOR plus 1.75% adjusted quarterly. On July 17, 1998, HydroChem also entered into an interest rate protection agreement with the same financial institution (the "Interest Rate Swap"). Under the Interest Rate Swap, the Company's effective fixed borrowing rate for the Mortgage Loan is 7.82%. The loan agreement requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from transferring or pledging the facility's assets. Effective September 30, 1998, the loan agreement was amended to modify, among other things, certain of these ratios and covenants. In addition, the Company obtained a waiver with respect to one ratio for non-compliance resulting from the Company's special and restructuring charges recorded during the quarter ended December 31, 1998. The Company has remained in compliance with the terms of the amended loan agreement since that time and expects to remain in compliance in future periods. At December 31, 1999, the Company had $7,379,000 outstanding under the Mortgage Loan.

      In connection with the LANSCO acquisition, the Company issued two promissory notes (the "Seller Notes") to the principal selling shareholders of LANSCO in the aggregate principal amount of $3.5 million. The Seller Notes bear interest at 8% per annum, mature on November 19, 2001, and call for semi-annual interest payments and annual principal payments. The first principal payments on the Seller Notes in the amount of $1,500,000 are due November 19, 2000. The final principal payments on the Seller Notes, in the amount of $2,000,000, are due November 19, 2001. The Seller Notes are unsecured, and are subordinated to all Senior Debt (as defined in the Seller Notes) of the Company, and contain no financial ratios are covenants that must be met. (See Note 15.)

      Maturities of long-term debt for the years ended December 31, are as follows (in thousands):

              2000.........................................      $     2,670
              2001.........................................            7,186
              2002.........................................            7,202
              2003.........................................            8,218
              2004.........................................            9,235
              Thereafter...................................          116,368
                                                                     -------
                                                                 $   150,879

6.    Stockholder's Equity

      In connection with a previous financing involving the Company, Holding issued a warrant to purchase up to 496,623 shares of Holding's Class A Common Stock at an exercise price of $.01 per share. This warrant currently expires on July 1, 2004. In a separate previous financing, Holding also issued another warrant to purchase up to 310,390 shares of Holding's Class C Common Stock at an exercise price of $.01 per share. This warrant expires on January 10, 2005. Both of these warrants remain outstanding as of December 31, 1999. The value of these warrants is associated with deferred financing costs of extinguished debt.

(See Note 5.)

7.    Special and Restructuring Charges

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

      During 1998, HydroChem incurred other non-recurring expenses of $290,000 related to its consolidation of corporate facilities and certain other operations into the Company's new headquarters. In addition, HydroChem incurred $200,000 of non-capitalizable costs incurred in connection with its Year 2000 compliance program. These expenses were also recorded as special charges in 1998.

      In late 1998, HydroChem implemented a cost reduction program which included, among other things, a reduction in work force. The reduction in work force affected 92 field and office personnel. The Company recognized $740,000 of severance, facility closure and other costs in connection with this program, which were recorded as a restructuring charge in 1998.

8.    Income Taxes

      The Company files a consolidated tax return with Holding. Current and deferred taxes are allocated on a separate company basis. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1999 were as follows (in thousands):

                                              1998        1999
                                              -----       ----
     Deferred tax liabilities:
           Property and equipment .......   $  5,700    $  5,586
           Intangibles ..................      5,736       6,409
                                            --------    --------
           Total deferred tax liabilities     11,436      11,995
     Deferred tax assets:
           Net operating loss ...........      3,847       4,011
           Alternative minimum tax ......      1,338       1,367
           Foreign tax credit ...........        366         366
           Accrued liabilities ..........      1,059         843
           Receivables ..................        179         197
           Other ........................        (20)         66
           Valuation allowance ..........     (2,492)     (2,335)
                                            --------    --------
     Total deferred tax assets ..........      4,277       4,515
                                            --------    --------
     Net deferred tax liability .........   $  7,159    $  7,480
                                            ========    ========

      The provision (benefit) for income taxes for the years ended December 31, 1997, 1998 and 1999 consisted of the following (in thousands):

                                      1997      1998      1999
                                      ----      ----      ----
     Current  ...................    $1,313   $ (241)   $ (349)
     Deferred ...................       969      241       349
                                     ------   ------    ------
                                     $2,282   $   -     $   -
                                     ======   ======    ======

      The differences between income taxes computed at the federal statutory income tax rate and the provision for income taxes for the years ended December 31, 1997, 1998 and 1999 consisted of the following (in thousands):

                                                  1997       1998        1999
                                                  ----       ----        ----
     Income taxes computed at federal income
       tax rate .............................   $ 1,396    $(1,085)    $   885
     State income taxes, net of federal tax
       benefit ..............................       339        (64)        305
     Nondeductible permanent differences ....       718        538         515
     Change in valuation allowance ..........      --          995      (1,040)
     Other, net .............................      (171)      (384)       (665)
                                                 ------     ------      ------
     Provision for income taxes .............   $ 2,282    $    -      $    -
                                                 ======     ======      ======

      At December 31, 1999, the Company had alternative minimum tax credit carryforwards of approximately $1,367,000, foreign tax credit carryforwards of approximately $366,000 and a net operating loss carryforward of approximately $10,555,000. The alternative minimum tax credit carryforwards are available indefinitely, the foreign tax credit carryforwards began to expire in 1999 and the net operating loss carryforward begins to expire in 2009.

9.    Commitments and Contingencies

      The Company leases most of its operating locations, and certain vehicles and equipment under operating leases. The leases contain various renewal options, rent escalation provisions and insurance requirements. Lease expense for the years ended December 31, 1997, 1998 and 1999 was $7,544,000, $8,470,000
and $8,722,000, respectively.

      Future minimum rental commitments under operating leases with initial terms of one year or more at December 31, 1999 are as follows (in thousands):

         2000...............................................    $   7,373
         2001...............................................        5,211
         2002...............................................        4,188
         2003...............................................        2,996
         2004...............................................        2,065
         Thereafter.........................................        1,855
         Total..............................................    $  23,688
                                                                 ========

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

      The Company has substantially completed the settlement of approximately 70 lawsuits originally filed in the 18th Judicial District Court for the Parish of Iberville, Louisiana against Georgia Gulf Corporation ("Georgia Gulf"), the Company and other defendants, which arose from a chemical exposure incident at a Georgia Gulf facility in Plaquemine, Louisiana in September 1996. The suits covered claims by approximately 640 non-Company employees present at the facility (the "Worker Plaintiffs") and approximately 1,400 persons who are related to or live with the Worker Plaintiffs. All of the plaintiffs sought damages for alleged toxic exposure resulting from this incident. Pursuant to a Memorandum of Understanding between virtually all of the plaintiffs and each of the defendants in the suits, which was effective April 15, 1999, the Company's insurance carriers deposited the Company's share of the settlement into escrow, which is being disbursed as satisfactory evidence of settlement with individual plaintiffs is received. As of December 31, 1999, approximately 90% of the escrow had been disbursed. In addition, by separate agreement, Georgia Gulf assumed the Company's defense and indemnity against the claims of any plaintiff who did not participate in the settlement, the claims of approximately twenty plaintiffs who were not parties to the settlement, certain additional claims which have been filed against the Company since the date of the Memorandum of Understanding, and future claims which may arise in connection with this incident.

      All payments by the Company under these arrangements have been made by the Company's insurance carriers. As a result of the settlement process, management believes this litigation will not have a material adverse affect on the Company's financial position or results of operations.

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

10.   Employee Benefit Plans

      Profit Sharing and 401(k) Plan

      HydroChem maintains the HydroChem Industrial Services Discretionary Profit Sharing Plan and 401(k) Plan (the "Plan"). Profit sharing contributions to the Plan are at the discretion of the Board of Directors of HydroChem. All profit sharing contributions are allocated to the accounts of individual participants based upon a formula. Eligible employees, at their option, may also make contributions to their separate 401(k) accounts within the Plan. In 1997, HydroChem matched, on a 50% basis, all employee contributions up to $500. Effective January 1, 1998, HydroChem matches 100% of the first 3% of compensation contributed by non-exempt employees and 50% of the first 3% of compensation contributed by exempt employees, up to a maximum of $750 per employee. All profit sharing and 401(k) contributions and any earnings thereon are tax-deferred.

        For the years ended December 31, 1997, 1998 and 1999, HydroChem accrued profit sharing expense of $500,000, $0 and $500,000, respectively. For the same years, HydroChem made employer 401(k) matching contributions to the Plan of $196,000, $502,000 and $522,000, respectively.

      Deferred Compensation Plan

      Effective May 1, 1999, the Company adopted a deferred bonus plan (the "Deferred Plan"). Awards under the Deferred Plan may be granted to a select group of management employees as determined by the Board of Directors. Subject to continuing employment, each person who received an initial award under the Deferred Plan will receive an additional award as of May 1, 2000 equal to at least one half of that person's discretionary cash bonus for 1999. Awards under the Deferred Plan vest in equal annual installments on the first four anniversary dates of the award. Awards also become fully vested if the participant dies, becomes disabled, or is terminated without cause within one year after a change of control (an "Acceleration Event"). Generally, the vested portion of any award is payable with interest either four years from the date of grant or, at the option of the participant, seven years after the date of the grant. Awards are also payable upon the occurrence of an Acceleration Event. In most cases, the interest on any award is at one of two specified rates. The lower of the two rates applies if the payment is made after four years. The higher rate applies if the participant elects to defer payment until seven years after the date of grant or if there is an Acceleration Event. The Company accrued $275,000 of Deferred Compensation expense for the year ended December 31, 1999.

11.   Stock Option Plan

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

      All options granted under the Option Plan are nontransferable except by the laws of descent and distribution. All options also expire ten years after the date of grant or upon earlier termination of employment unless due to death, disability or retirement, in which case the option remains exercisable for an additional three months in the case of retirement and one year in the case of death or disability, but, in all cases, only to the extent it was exercisable at the time of such death, disability or retirement. All options granted since the inception of the Option Plan have been Non-Qualified Stock Options and become exercisable in installments over three to four year periods after the date of grant. The weighted-average remaining contractual life of outstanding options at December 31, 1999 was 6.5 years.

      A summary of the Option Plan as of December 31, 1997, 1998 and 1999 and changes during the years ended on those dates is presented below:

                                            Number of     Weighted-
                                             Shares       Average
                                           Covered by     Exercise
                                             Options      Price
                                             -------      -----
   Outstanding at January 1, 1997 .....      618,890      $1.00
       Granted ........................       27,000       1.00
       Exercised ......................        2,000       1.00
       Canceled .......................       25,500       1.00
                                             -------      -----
   Outstanding at December 31, 1997....      618,390       1.00
       Granted ........................          -           -
       Exercised ......................      308,101       1.00
       Canceled .......................       28,500       1.00
                                             -------      -----
   Outstanding at December 31, 1998....      281,789       1.00
       Granted ........................       38,300       1.00
       Exercised ......................       54,539       1.00
       Canceled .......................       19,500       1.00
                                             -------      -----
   Outstanding at December 31, 1999....      246,050      $1.00
   Exercisable at:
       December 31, 1997 ..............      409,101   $   1.00
       December 31, 1998 ..............      197,789   $   1.00
       December 31, 1999 ..............      186,000   $   1.00

      The Company has elected to follow APB 25 and related interpretations in accounting for employee stock options. Accordingly, no compensation expense has been recognized for these stock options. Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using a minimum value option pricing model. The minimum value method calculated a fair value that is materially the same as recorded by the Company according to APB 25, therefore pro forma presentation has not been included.

12.   Fair Value of Financial Instruments

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

      The carrying amounts for cash and cash equivalents, accounts receivable, and current liabilities are reasonable estimates of their fair values, principally due to the short-term maturities of these instruments. The estimated fair value of the Series B Notes is based on the most recently available trading prices. The carrying amounts for the Term Loan, Mortgage Loan and Seller Notes are reasonable estimates of their fair values, principally due to their relatively short term maturities and the lack of markets for these instruments.

      The estimated fair values of financial instruments are as follows (in thousands):

                                                 As of December 31,
                                     ------------------------------------------
                                             1998                 1999
                                             ----                 ----
                                      Carrying    Fair      Carrying     Fair
                                      Amounts     Value     Amounts      Value
                                      -------     -----     -------      -----
    Financial assets:
        Cash and cash equivalents..   $ 33,775   $ 33,775   $  4,148   $  4,148
        Accounts receivable, net ..     23,941     23,941     33,488     33,488
    Financial liabilities:
        Current liabilities .....       18,287     18,287     27,219     27,219
    Long-term debt - principal:
        Series B Notes ..........      110,000    104,500    110,000     94,325
        Term Loan ...............          -          -       29,000     29,000
        Mortgage Loan ...........        5,996      5,996      7,209      7,209
        Seller Notes ............          -          -        2,000      2,000

13.     Summary Financial Information

        Summary financial information for International as consolidated with HydroChem is as follows (in thousands):

                                        As  of  December 31,
                                        --------------------
                                          1998        1999
                                          ----        ----
        Current assets ...............   $1,377      $2,727
        Noncurrent assets ............      103          92
        Current liabilities ..........       68         496
        Noncurrent liabilities........        -          -

                                        Year   Ended   December 31,
                                        ---------------------------
                                         1997      1998       1999
                                         ----      ----       ----
        Revenue .................      $ 3,576   $ 3,771    $ 7,155
        Gross profit ............        1,497     1,246      2,692
        Net income (loss)........           73      (207)       910

14.   Major Customer

      In 1997, 1998 and 1999, one customer and its affiliates represented 11.9%, 10.7% and 10.0%, respectively, of the Company's total revenue.

15.   Acquisitions

      Effective January 1, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of Valley Systems, Inc. and Valley Systems of Ohio, Inc. (collectively "Valley"), a regional industrial services provider. The assets acquired consisted primarily of (i) accounts receivable,
(ii) property, plant and equipment, (iii) intangibles, and (iv) other operating assets. The adjusted purchase price for the acquired assets was $30,857,000 in cash, of which $4,000,000 was deposited into escrow. As part of the transaction, the Company also assumed $2,493,000 in capital lease obligations and $5,594,000 in bank debt. The Company has replaced the capital leases with operating leases and retired the bank debt. The source of funds for the purchase price and retirement of Valley's bank debt was a combination of cash on hand and borrowings under a previous credit facility.

      The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired is being amortized over periods ranging from 10 to 25 years and is estimated as follows (in thousands):

           Purchase price (as adjusted)..............    $ 30,857
           Transaction and acquisition costs.........       1,950
                                                          -------
                                                           32,807

           Fair value of net assets acquired.........       5,857
                                                          -------
           Excess of purchase price over fair value..    $ 26,950
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

      On November 19, 1999, the Company acquired all of the issued and outstanding capital stock (the "Shares") of LANSCO. LANSCO is primarily engaged in the business of tank cleaning, oil reclamation and liquid-solid waste separation for the oil refining industry. The Company paid $35,500,000 for the Shares, consisting of $32,000,000 in cash paid at closing and $3,500,000 in Seller Notes payable in installments with interest over the two years following the date of acquisition to the two principal stockholders of LANSCO. Further, the Company has agreed to pay one of these principal stockholders an additional $1,250,000 over two years as additional consideration for his Shares and for consulting services. The source of funds for the acquisition was a combination of existing available cash, the Seller Notes, and the Term Loan. (See Note 5.)

      The acquisition of the Shares has been accounted for using the purchase method of accounting. The Company's financial statements reflect a preliminary allocation of the purchase price based upon the Company's initial valuation. The excess of the purchase price over the fair value of the net assets acquired is being amortized over periods ranging from 10 to 25 years and is estimated as follows (in thousands):

               Cash payment                                 $  32,000
               Seller Notes                                     3,500
               Additional purchase price accrual                1,050
               Estimated transaction and acquisition costs      1,150
                                                             --------
                                                               37,700
               Fair value of net assets acquired                4,975
                                                              -------
               Excess of purchase price over fair value     $  32,725
                                                               ======

      The book value of net assets acquired was determined to approximate fair value at the date of acquisition. The additional purchase price accrual represents amounts payable over two years to a former principal stockholder of LANSCO. Transaction costs primarily consist of fees to accountants, attorneys and other outside service providers. Acquisition costs primarily consist of consulting fees payable over two years to a former principal stockholder of LANSCO and costs directly associated with the integration of LANSCO operations and facilities. The results of operations derived from the Valley and LANSCO acquisitions are included in the Company's financial statements from the effective date of each acquisition. Unaudited pro forma consolidated results of operations have been prepared as if the acquisition of the Valley assets and the Shares had occurred on January 1, 1998 and 1999 and include (in thousands):

                                      Year ended December 31,
                                      -----------------------
                                        1998            1999
                                        ----            ----
        Revenue ..................   $ 218,519       $ 210,292
        Net income (loss).........      (2,314)            227

      The unaudited pro forma consolidated results of operations presented above do not purport to be indicative of results that would have occurred had the acquisition been in effect for the period presented, nor do they purport to be indicative of results that will be obtained in the future.

16.   Impact of Year 2000 (unaudited)

      In prior periods, the Company discussed the nature of the issues and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and management believes those systems successfully responded to the Year 2000 date change. In the aggregate, the Company incurred approximately $2,409,000 in 1998 and 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. To management's knowledge, none of the Company's material suppliers experienced material Year 2000 problems. The Company will continue to monitor its mission critical computer applications and those of its suppliers on a limited basis throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Part III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of HydroChem are as follows:

        Names of Directors
        and Executive Officers   Age               Position
        ----------------------   ---               --------
        B. Tom Carter, Jr ..     55   Chairman of the Board and Chief Executive
                                        Officer
        Robert B. Crates ...     37   Director
        Thomas F. McWilliams     57   Director
        Gary D. Noto .......     45   President and Chief Operating Officer
        Selby F. Little, III     46   Executive Vice President and Chief
                                        Financial Officer
        J. Pat DeBusk ......     59   Executive Vice President
        Donovan W. Boyd ....     46   Executive Vice President
        Pelham H. A. Smith .     43   Vice President
        R. Dwane Ruiz ......     45   Vice President

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

      B. Tom Carter, Jr. has been Chairman of the Board and Chief Executive Officer of HydroChem or Chief Executive Officer of Hydro Services since 1990. Mr. Carter was also the President until August 1998. As a private investor, Mr. Carter assembled the investment groups which acquired Hydro Services in 1990 and formed HydroChem in 1993 for the purposes of combining the businesses of Hydro Services and DIS.

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

      Thomas F. McWilliams has been a director of HydroChem since 1993. Mr. McWilliams is a Managing Director of CVC, where Mr. McWilliams has been employed since 1983. He also serves as a director of Airxcel, Inc., Chase

Industries,   Inc.,  Ergo  Science  Corporation,  MMI  Products,  Inc.,  Pen-Tab
Industries,   Inc.,   ROYSTER-CLARK  GROUP,  INC.  and  various  privately  held companies.

      Gary D. Noto has been President and Chief Operating Officer of HydroChem since August 1998. Mr. Noto had served as an Executive Vice President of HydroChem since December 1996 and in various executive, management or other positions with HydroChem, or Hydro Services or the predecessor to its operations since 1978.

      Selby F. Little, III has been Executive Vice President and Chief Financial Officer of HydroChem since December 1996 and served as Vice President and Chief Financial Officer of HydroChem from June 1996 until December 1996. From September 1992 to May 1996, Mr. Little was Vice President and Chief Financial Officer of Ross Systems, Inc., a publicly held computer software company.

      J. Pat DeBusk has been an Executive Vice President of HydroChem since December 1993. Mr. DeBusk also held various executive or other management positions with Hydro Services or the predecessor to its operations since 1964.

      Donovan W. Boyd has been an Executive Vice President of HydroChem since August 1998. Mr. Boyd had served as a Vice President of HydroChem since November 1997. From April 1995 to October 1997, Mr. Boyd was Senior Vice President and Chief Operating Officer of North American Technologies Group, a publicly held technology development company. Prior thereto, Mr. Boyd was a Vice President of Rust Industrial Services, Inc. for more than two years.

      Pelham H. A. Smith has been a Vice President of HydroChem since December 1993. Prior thereto, Mr. Smith had been assisting Mr. Carter since 1990 in various private investment activities.

      R. Dwane Ruiz has been a Vice President of HydroChem since August 1998. Prior thereto, Mr. Ruiz held various management positions with HydroChem or HIS since 1977.

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

Item 11. EXECUTIVE COMPENSATION

      The following table provides certain information concerning compensation earned by the Chief Executive Officer and the Company's next four most highly compensated executive officers serving in such capacities at December 31, 1999 who received compensation in excess of $100,000 (the "Named Executive Officers") for the period indicated.

                           Summary Compensation Table

                                                        Long-Term Compensation
                                                        ----------------------
                                                      Number of
                               Annual Compensation     Shares
                                                     Underlying     All Other
Name and Principal Position   Year   Salary   Bonus    Options   Compensation(1)
---------------------------   ----   ------   -----    -------   ---------------
B. Tom Carter, Jr ........... 1999  $240,406  $150,000      -      $  750
  Chairman of the Board and . 1998   249,231       -        -         750
  Chief Executive Officer ... 1997   239,077   100,000   25,000       250

Gary D. Noto ................ 1999   186,028    97,000    4,000       750
  President and Chief ....... 1998   159,684    85,000      -         750
  Operating Officer ......... 1997   122,551    66,000      -         250

Selby F. Little, III ........ 1999   173,591    73,500      -         750
  Executive Vice President .. 1998   163,664    52,500      -         750
  and Chief Financial Officer 1997   125,936    74,000   11,500       250

J. Pat Debusk ............... 1999   151,342    50,000      -         750
  Executive Vice President .. 1998   156,741    50,000      -         750
                              1997   146,628    43,000      -         250

Donovan W. Boyd (2) ......... 1999   150,155    75,000   20,000       750
  Executive Vice President .. 1998   135,000    80,750      -          -
                              1997    13,846    20,000      -          -

----------
(1) Consists of HydroChem's 401(k) matching contribution.
(2) Includes a bonus payment of $25,000 in 1998 which was guaranteed pursuant to
Mr.  Boyd's  employment   agreement.   See  "Employment   Agreements  and  Other
Arrangements."

Director Compensation

      Directors who are employees of the Company do not receive additional compensation for serving as directors. All directors of the Company are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors and for other expenses incurred in their capacities as directors of the Company.

Stock Option Information

      Holding has adopted the HydroChem Holding, Inc. 1994 Stock Option Plan (the "Option Plan"). The Option Plan is administered by a committee of Holding's Board of Directors (the "Committee"), which currently consists of Messrs. McWilliams and Crates. The purpose of the Option Plan is to advance the interests of Holding and its subsidiaries by encouraging certain employees of the Company to acquire a proprietary interest in Holding through ownership of Holding's Class A Common Stock ("Class A Common"). The total number of shares of Class A Common that may be subject to options under the Option Plan is 620,779. As of December 31, 1999, options for 246,050 shares of Class A Common were outstanding and options for 10,089 shares were available for grant. The duration of each option and the exercise schedule therefor is determined by the Committee at the time of grant, but in no event can an option intended to qualify as an incentive stock option (an "ISO") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), be exercisable more than ten years after the date of grant. In the case of an employee who owns (or is considered to own under Section 424(d) of the Code) stock representing more than 10% of the total combined voting power of classes of stock of Holding and its subsidiaries, no ISO shall be exercisable more than five years after the date of grant.

      The following table sets forth certain information with respect to the exercise of stock options and unexercised options granted to the Named Executive Officers.

                          Fiscal Year End Option Values

                                                  Number of Securities
                                                     Underlying
                  Shares Acquired   Value         Unexercised Options
 Name               on Exercise   Realized          at December 31,
 ----               -----------   --------          ---------------
                                              Exercisable  Unexercisable
                                              -----------  -------------
B.Tom Carter.....     329,140     $  0           -           6,250
Gary D. Noto.....         -          -        17,500         4,000
Selby F. Little, III      -          -        17,000         9,500
J. Pat DeBusk....         -          -        20,000           -
Donovan W. Boyd..         -          -           -          20,000
                                 Value of
                               Unexercised
                           In-the-Money Options
    Name                   at December 31, 1998(1)
    ----                  -----------------------
                          Exercisable   Unexercisable
                          -----------   -------------
B.Tom Carter.....         $  0          $  0
Gary D. Noto.....            0             0
Selby F. Little,III          0             0
J. Pat DeBusk....            0             0
Donovan W. Boyd..            0             0

----------
(1)There is no established trading market for the Class A Common, but the Company has attempted to determine its market value based upon the same criteria which were used to determine the exercise prices of past options granted. Based upon these criteria, at December 31, 1999, there were no options which were in-the-money.

Employment Agreements and Other Arrangements

      Holding has an employment agreement with Mr. Carter under which he serves as the Chairman of the Board and Chief Executive Officer of Holding and the Company. Either Holding or Mr. Carter may terminate this agreement at anytime by giving one year advance notice. Mr. Carter's current base compensation under this Agreement is $240,000 per year, and is subject to review and may be increased periodically at the discretion of the Board. Under this agreement, bonuses are payable to Mr. Carter at the sole discretion of the Board. Also under this agreement, Holding granted Mr. Carter in March 1995 an option to purchase 310,390 shares of Class A Common at an exercise price of $1.00 per share under Holding's 1994 Stock Option Plan. See "Stock Option Information." If Mr. Carter's employment is terminated without cause as defined in his agreement, then he is entitled to a lump sum severance payment equal to one year of his then current base compensation. Mr. Carter's agreement contains a covenant not to compete and other customary restrictions. The covenant not to compete does not apply if there is a termination without cause, or a resignation by Mr.
Carter after a change in control as defined in his agreement or after a diminution in his duties. The Company has guaranteed Holding's obligations under the employment agreement.

      In connection with the exercise of certain stock options and the payment of accrued interest on a prior loan, Holding has loaned to Mr. Carter the principal sum of $346,356. The loan is evidenced by a secured promissory note bearing interest at the rate of 5.28% per annum. Principal is payable upon the earlier of April 30, 2005, or any termination of Mr. Carter's employment, but not earlier than April 30, 2001. Interest is payable annually. The note is secured by a pledge of the Class A Common shares acquired pursuant to Mr. Carter's stock option exercises.

      HydroChem has employment agreements with Messrs. Noto, DeBusk and Boyd. Each of these agreements renews automatically on an annual basis unless either HydroChem or the employee gives 30 days notice to the contrary. The current annual base compensation under these agreements for Messrs. Noto, DeBusk and Boyd is $185,000, $150,000 and $150,000, respectively. Such amounts are subject to review and may be increased periodically at the discretion of HydroChem. For Messrs. Noto and DeBusk, bonuses are also payable at the sole discretion of HydroChem. Mr. Boyd's agreement provides for a signing bonus of $20,000, and a performance bonus for 1998 and 1999 of up to 50% of his base compensation for each such year with a minimum of $25,000 for 1998. Mr. Boyd's agreement also provides for an award under HydroChem's Deferred Plan as defined below of $80,000 in 1999 and an amount in 2000 equal to at least 100% of Mr. Boyd's performance bonus for 1999. If HydroChem terminates the employment of Messrs. DeBusk or Boyd without cause as defined in their respective agreements, then such individual is entitled to a continuation of his then current base compensation for six months. If HydroChem terminates the employment of Mr. Noto without cause as defined in his agreement, then he is entitled to a continuation of his then current base compensation for 12 months. Each of the agreements for Messrs. Noto, DeBusk and Boyd contain covenants not to compete and other customary restrictions.

      HydroChem and Mr. Little are parties to a letter agreement dated June 3, 1996, relating to Mr. Little's initial employment by HydroChem (the "Offer Letter"). Among other things, the Offer Letter provides that if HydroChem terminates Mr. Little's employment at any time without cause, as therein defined, it will pay him severance compensation equal to 12 months of his then current base compensation.

Deferred Bonus Plan

      Effective May 1, 1999, the Company adopted a deferred bonus plan (the "Deferred Plan"). Awards under the Deferred Plan may be granted to a select group of management employees as determined by the Board of Directors. Subject to continuing employment, each person who received an initial award under the Deferred Plan will receive an additional award as of May 1, 2000 equal to at least one half of that person's discretionary cash bonus for 1999. Awards under the Deferred Plan vest in equal annual installments on the first four anniversary dates of the award. Awards also become fully vested if the participant dies, becomes disabled, or is terminated without cause within one year after a change of control (an "Acceleration Event"). Generally, the vested portion of any award is payable with interest either four years from the date of grant or, at the option of the participant, seven years after the date of the grant. Awards are also payable upon the occurrence of an Acceleration Event. In most cases, the interest on any award is at one of two specified rates. The lower of the two rates applies if the payment is made after four years after the date of grant. The higher rate applies if the participant elects to defer payment until seven years after the date of grant or if there is an Acceleration Event.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      All of the outstanding capital stock of International is owned by HydroChem. All of the outstanding capital stock of HydroChem is owned by Holding. The authorized capital stock of Holding consists of (i) 8,000,000 shares of Class A Common, par value $.00005 per share, of which 1,218,042 shares are issued and outstanding; (ii) 5,000,000 shares of Class B Common Stock, par value $.00005 per share ("Class B Common"), of which 3,926,598 shares are issued and outstanding; (iii) 1,000,000 shares of Class C Common Stock, par value $.00005 per share ("Class C Common"), of which no shares are issued and outstanding; and (iv) 5,000,000 shares of Series A 13% Cumulative Preferred Stock, par value $.00005 per share ("Series A Preferred"), all of which are issued and outstanding.

      The following table sets forth certain information known to the Company with respect to beneficial ownership of Holding's equity securities (rounded to the nearest share) by (i) each director; (ii) each Named Executive Officer;
(iii) all executive officers and directors of the Company as a group; and (iv) each stockholder known by the Company to be the beneficial owner of more than five percent of any class of voting securities of Holding. Such information is presented as of February 29, 2000.

                                      Class A Common         Class B Common
                                    --------------------   --------------------
                                     No. of       % of      No. of       % of
              Name                   Shares      Class      Shares      Class
---------------------------------   ----------   -------   ----------   -------
Executive Officers and
Directors:
B. Tom Carter, Jr. (1) ........       438,040      35.8%          -         -
   900 Georgia Avenue
   Deer Park, Texas 77536
Robert B. Crates ..............           -          -            -         -
Thomas F. McWilliams (2) (3)  .        67,343       5.2%       67,343      1.7%
   7963 Grand Bay Dr.
   Naples, Florida 34108
Gary D. Noto (3) (4) ..........        36,079       2.9%          880       *
Selby F. Little, III (5) ......        17,000       1.4%          -         -
J. Pat DeBusk (3) (6) .........        56,727       4.6%        1,540       *
Donovan W. Boyd ...............           -          -            -         -
All directors and executive
officers as a group
 (10 persons) (3) (7)..........       646,689      50.5%       69,763      1.8%

Other Principal Stockholders:
LKCM Venture Partners I Ltd. ..       673,993      55.3%          -         -
   301 Commerce Street,
   Suite 1600
   Fort Worth, Texas 76102
Citicorp Venture Capital, Ltd.(3)   2,461,712      66.9%    2,461,712     62.7%
   399 Park Avenue
   New York, New York 10043
BT Capital Partners, Inc. (3) .       705,154      36.7%      705,154     18.0%
   280 Park Avenue (32W)
   New York, New York 10017
World Equity Partners, L.P. (8)       496,623      29.0%          -         -
   399 Park Avenue
   New York, New York 10043
CCT Partners II, L.P. (3) (9) .       434,420      26.3%      434,420     11.1%
   c/o Citicorp Venture Capital, Ltd.
   399 Park Avenue
   New York, New York 10043
Heller Financial, Inc. ........       310,390      20.3%          -         -
   500 West Monroe Street
   Chicago, Illinois 60661
HES Management, Inc. ..........       102,650       8.4%          -         -
   5956 Sherry Lane, Suite 930
   Dallas, Texas 75225
                                          Series A Preferred
                                         --------------------
                                           No. of       % of
              Name                         Shares       Class
---------------------------------        ----------    -------
Executive Officers and
Directors:
B. Tom Carter, Jr. (1) ........            360,993       7.2%
   900 Georgia Avenue
   Deer Park, Texas 77536
Robert B. Crates ..............                -          -
Thomas F. McWilliams (2) (3)  .             33,871        *
   7963 Grand Bay Dr.
   Naples, Florida 34108
Gary D. Noto (3) (4) ..........             31,488        *
Selby F. Little, III (5) ......                -          -
J. Pat DeBusk (3) (6) .........             55,103       1.1%
Donovan W. Boyd ...............                -          -
All directors and executive
officers as a group
 (10 persons) (3)(7)...........            481,455       9.6%

Other Principal Stockholders:
LKCM Venture Partners I Ltd. ..          2,100,628      42.0%
   301 Commerce Street,
   Suite 1600
   Fort Worth, Texas 76102
Citicorp Venture Capital, Ltd.(3)        1,250,861      25.0%
   399 Park Avenue
   New York, New York 10043
BT Capital Partners, Inc. (3) .            793,959      15.9%
   280 Park Avenue (32W)
   New York, New York 10017
World Equity Partners, L.P. (8)                -          -
   399 Park Avenue
   New York, New York 10043
CCT Partners II, L.P. (3) (9) .            220,740       4.4%
   c/o Citicorp Venture Capital, Ltd.
   399 Park Avenue
   New York, New York 10043
Heller Finanical, Inc. ........                -          -
   500 West Monroe Street
   Chicago, Illinois 60661
HES Management, Inc. ..........            360,993       7.2%
   5956 Sherry Lane, Suite 930
   Dallas, Texas 75225

-------
*       Less than one percent.

(1) Includes 102,650 shares of Class A Common and 360,993 shares of Series A Preferred held in the name of HES Management, Inc., of which Mr. Carter, as a sole stockholder, may be deemed the beneficial owner, and 6,250 shares of Class A Common that Mr. Carter may acquire upon the exercise of stock options within 60 days of February 29, 2000.

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

(4) Includes 17,500 shares of Class A Common that Mr. Noto may acquire upon the exercise of stock options within 60 days of February 29, 2000.

(5) Represents 17,000 shares of Class A Common that Mr. Little may acquire upon the exercise of stock options within 60 days of February 29, 2000.

(6) Includes 20,000 shares of Class A Common that Mr. DeBusk may acquire upon the exercise of stock options within 60 days of February 29, 2000.

(7) Includes 62,250 shares of Class A Common that may be acquired upon the exercise of stock options within 60 days of February 29, 2000, and 69,763 shares of Class A Common that may be acquired upon the conversion of Class B Common.

(8) Represents 496,623 shares of Class A Common that World Equity Partners, L.P. may purchase upon the exercise of a warrant within 60 days of February 29, 2000.

(9) William T. Comfort, whose address is c/o Citicorp Venture Capital, Ltd., 399 Park Avenue, New York, New York, 10043, is the sole director, executive officer, and stockholder of the general partner of CCT Partners II, L.P., and may be deemed the beneficial owner of the securities held in the name of CCT Partners II, L.P.

(10) Represents 310,390 shares of Class C Common that Heller Financial, Inc. may purchase upon the exercise of a warrant within 60 days of February 29, 2000. Heller Financial, Inc. may acquire 310,390 shares of Class A Common within 60 days of February 29, 2000, upon exercise of its right to convert all of its shares of Class C Common into Class A Common on a 1-for-1 basis.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In connection with the exercise of certain stock options and the payment of accrued interest on a prior loan, Holding has loaned to Mr. Carter the principal sum of $346,356. The loan is evidenced by a secured promissory note bearing interest at the rate of 5.28% per annum. Principal is payable upon the earlier of April 30, 2005, or any termination of Mr. Carter's employment, but not earlier than April 30, 2001. Interest is payable annually. The note is secured by a pledge of the Class A Common shares acquired pursuant to Mr. Carter's stock option exercises.

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

         10.2 Deferred Bonus Plan of HydroChem Industrial Services, Inc. effective May 1, 1999. (Exhibit 10.10 to the Company's Form 10-Q filed August 10, 1999, is hereby incorporated by reference.)

         10.3 Employment Agreement dated December 15, 1993 by and among HydroChem Holding, Inc., HydroChem Industrial Services, Inc. and B. Tom Carter, Jr., as amended through December 9, 1996. (Exhibit 10.5 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

         10.4 Fourth Amendment to Employment Agreement dated April 9, 1998 by and among HydroChem Holding, Inc., HydroChem Industrial Services, Inc. and B. Tom Carter, Jr. (Exhibit
                      10.8 to the Company's Form 10-Q, filed May 14, 1998, is hereby incorporated by reference.)

         10.5         Secured  Promissory  Note  dated  April 30,  1999 from  B.
                      Tom  Carter,  Jr.  to   HydroChem  Holding  Inc.  (Exhibit
                      10.4 to the Company's Form 10-Q filed May 11, 1999, is hereby incorporated by reference.)

         10.6 Pledge Agreement dated April 30, 1999 between B. Tom Carter, Jr. and HydroChem Holding, Inc. (Exhibit 10.5 to the Company's Form 10-Q filed May 11, 1999, is hereby incorporated by reference.)

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

         10.10 Employment Agreement dated September 26, 1997 between HydroChem Industrial Services, Inc. and Donovan W. Boyd. (Exhibit 10.10 to the Company's Form 10-K filed March 29, 1999, is hereby incorporated by reference.)

         10.11 First Amendment to Employment Agreement dated as of June 28, 1999 to Employment Agreement dated as of September 26, 1997 between HydroChem Industrial Services Inc. and
                      Donovan Boyd. (Exhibit 10.10 to the Company's Form 10-Q filed August 10, 1999, is hereby incorporated by reference.)

         10.12 Employment Offer Letter dated June 3, 1996 from HydroChem Industrial Services, Inc. to Selby F. Little, III. (Exhibit 10.6 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

         10.13 Letter Agreement regarding severance compensation dated October 31, 1997 between HydroChem Industrial Services, Inc. and Pelham H. A. Smith. (Exhibit 10.7 to the Company's Form 10-Q, filed November 14, 1997, is hereby incorporated by reference.)

         10.14 Form of Indemnification Agreement entered into with directors and officers. (Exhibit 10.8 to the Company's Amendment No. 1 to the Registration Statement on Form S-4, filed October 3, 1997, is hereby incorporated by reference.)

         10.15 Loan agreement dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas, National Association. (Exhibit 10.15 to the Company's Form 10-Q, filed August 14, 1998, is hereby incorporated by reference.)

         10.16 Amendment No. 1 dated as of February 2, 1999 to Loan Agreement dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas National Association. (Exhibit 10.21 to the Company's Form 10-K filed March 29, 1999, is hereby incorporated by reference.)

         10.17 Extension Agreement dated as of February 2, 1999 between HydroChem Industrial Services, Inc. and Bank One, Texas, National Association. (Exhibit 10.22 to the Company's Form 10-K filed March 29, 1999, is hereby incorporated by reference.)

         10.18 International Swap Dealers Association, Inc. Master Agreement and Schedule dated July 17, 1998 between Hydro Chem Industrial Services, Inc. and Bank One, Texas,

                      National Association. (Exhibit 10.16 to the Company's Form 10-Q, filed August 14, 1998, is hereby incorporated by reference.)

         10.19 Credit Agreement dated November 19,1999 among HydroChem Holding, Inc., HydroChem Industrial Services, Inc., various lenders and Bank of America, N.A., as administrative agent. (Exhibit 2.1 to the Company's Form 8-K filed December 3, 1999, is hereby incorporated by reference.)

         10.20 First Amendment dated as of December 17, 1999 to Credit Agreement dated November 19, 1999 among HydroChem Holding, Inc., various lenders and Bank of America, N.A., as administrative agent. (Filed herewith.)

         10.21 Amended and Restated Asset Purchase Agreement by and among HydroChem Industrial Services, Inc., Valley Systems of Ohio, Inc. and Valley Systems, Inc. dated as of September 8, 1998. (Exhibit 10.1 to the Company's Form 8-K, filed January 20, 1999, is hereby incorporated by reference.)

         10.22 Stock Purchase Agreement dated November 19, 1999 by and among HydroChem Industrial Services, Inc. and each stockholder of Landry Service Co., Inc. including Kenneth
                      C. Landry and Charles A. Landry, Jr. (Exhibit 2.2 to the Company's Form 8-K filed December 3, 1999, is hereby incorporated by reference.)

         27.1         Financial Data Schedule.  (Filed herewith.)

  (b) Reports on Form 8-K.

      During the quarter ended December 31, 1999, the Registrant filed a report on Form 8-K dated December 3, 1999 pertaining to "Item 2 - Acquisition or Disposition of Assets".

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2000.


                       HYDROCHEM INDUSTRIAL SERVICES, INC.


                       By:  /s/ Selby F. Little, III
                            -----------------------------
                            Selby F. Little, III, Executive Vice President and Chief Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of March, 2000.



         Name:                              Capacities:



/s/ B. Tom Carter, Jr.
----------------------
    B. Tom Carter, Jr.             Chairman of the Board and
                                   Chief Executive Officer



/s/ Selby F. Little, III
------------------------
    Selby F. Little, III           Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


/s/ Robert B. Crates
--------------------
    Robert B. Crates               Director



/s/ Thomas F. McWilliams
------------------------
    Thomas F. McWilliams           Director

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2000.


                          HYDROCHEM INTERNATIONAL, INC.


                          By:  /s/ Selby F. Little, III
                               -----------------------------
                               Selby F. Little, III, Executive Vice President and Chief Financial Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24h day of March, 2000.



          Name:                               Capacities:


/s/ B. Tom Carter, Jr.
----------------------
    B. Tom Carter, Jr.              Chairman of the Board and
                                    Chief Executive Officer


/s/ Selby F. Little, III
------------------------
    Selby F. Little, III            Executive Vice President and
                                    Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

/s/ Robert B. Crates
--------------------
    Robert B. Crates                Director



/s/ Thomas F. McWilliams
------------------------
    Thomas F. McWilliams            Director

                                  EXHIBIT INDEX


10.20 First Amendment dated as of December 17, 1999 to Credit Agreement dated November 19, 1999 among HydroChem Holding, Inc., HydroChem Industrial
        Services,   Inc.,  various  lenders  and  Bank  of  America,  N.A.,  as administrative agent.

27.1    Financial Data Schedule.