Form 10-Q
period 2000-03-31
HYDROCHEM INDUSTRIAL SERVICES INC
filed 2000-05-12
CIK 1044607

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                  FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 For the Quarterly Period ended March 31, 2000

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

                              TABLE OF CONTENTS


Part I. Financial Information

        Item 1. Financial Statements

              Consolidated Balance Sheets as of December 31, 1999 and
                 March 31, 2000 (unaudited)...........................     3

              Consolidated  Statements of  Operations  for each of the
                 three month periods ended March 31, 1999
                 and 2000 (unaudited).................................     4

              Consolidated Statement of Stockholder's Equity for the three
                 month period ended March 31, 2000 (unaudited)........     5

              Consolidated  Statements  of Cash Flows for each of the
                 three month periods ended March 31, 1999 and
                 2000 (unaudited).....................................     6

              Notes to Consolidated Financial Statements (unaudited)..     7

        Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..........................    10

        Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk........................................    14

Part II.Other Information

        Item 1. Legal Proceedings.....................................   15

        Item 6. Exhibits and Reports on Form 8-K......................   15

Signatures............................................................   19

Exhibit Index.........................................................   20

                      HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     December 31,     March 31,
                                                          1999          2000
                                                          ----          ----
                                      ASSETS
    Current assets:
        Cash and cash equivalents....................   $  4,140     $  2,399
        Receivables, less allowance of $671 and $781,
          respectively...............................     33,488       40,433
        Inventories..................................      4,721        4,781
        Prepaid expenses and other current assets....      1,993        2,704
        Income taxes receivable......................        504          505
        Deferred income taxes........................      1,725        1,725
                                                         -------      -------
          Total current assets.......................     46,571       52,547

    Property and equipment, at cost..................     96,672       97,610
        Accumulated depreciation.....................    (43,756)     (46,381)
                                                         -------      -------
                                                          52,916       51,229

    Intangible assets, net...........................    101,415      100,195
                                                         -------      -------

          Total assets...............................   $200,902     $203,971
                                                         =======      =======

                      LIABILITIES AND STOCKHOLDER'S EQUITY
    Current liabilities:
        Accounts payable.............................   $  6,829     $  7,675
        Accrued liabilities..........................     17,870       12,216
        Current portion of long-term debt (Note 2)...      2,670        3,924
                                                         -------      -------
          Total current liabilities..................     27,369       23,815

    Long-term debt (Note 2)..........................    148,209      154,415
    Deferred income taxes............................      9,205        9,205
    Commitments and contingencies (Note 5)

    Stockholder's equity:
        Common stock, $.01 par value:
           1,000 shares authorized, 100 shares
            outstanding..............................          1            1
        Additional paid-in capital...................     16,558       16,558
        Retained deficit.............................       (440)         (23)
                                                         -------      -------
        Total stockholder's equity...................     16,119       16,536
                                                         -------      -------

          Total liabilities and stockholder's equity.   $200,902     $203,971
                                                         =======      =======




                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (in thousands)

                                               Three months ended
                                                    March 31,
                                                 1999        2000
                                                 ----        ----
Revenue ...................................   $ 50,905    $ 53,439
Cost of revenue ...........................     30,263      32,264
                                                ------      ------
     Gross profit .........................     20,642      21,175

Selling, general and administrative expense     12,500      12,801
Depreciation ..............................      2,913       2,933
                                                 -----       -----
     Operating income .....................      5,229       5,441

Other (income) expense:
     Interest expense, net ................      3,268       4,014
     Other (income) expense, net ..........        (42)         27
     Amortization of intangibles ..........        634         983
                                                   ---         ---

Income before taxes .......................      1,369         417

     Income tax provision (Note 3) ........         -           -
                                                   ---         ---

Net income ................................   $  1,369    $    417
                                              ========    ========






















                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                                 Additional
                                        Common    Paid-in    Retained
                                        Stock     Capital    Deficit      Total
                                        -----     -------    -------      -----
Balance at December 31, 1999 .......... $   1    $ 16,558    $  (440)    $16,119


    Net income.........................     -           -        417         417
                                         ----     -------     ------     -------

Balance at September 30, 1999 ......... $   1    $ 16,558     $  (23)    $16,536
                                         ====     =======      =====      ======





























                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           Three months ended
                                                                March 31,
                                                            1999        2000
                                                            ----        ----
Operating activities:
    Net income............................................  $  1,369   $    417
    Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation......................................     2,913      2,933
        Amortization......................................       634        983
        Amortization of deferred financing costs..........       105        188
        Deferred income tax provision.....................        -          -
        Loss (gain) on sale of property and equipment.....       (26)        35
    Changes in operating assets and liabilities, net of
      effects of acquisition:
        Receivables, net..................................    (9,027)    (6,945)
        Inventories.......................................      (946)       (60)
        Prepaid expenses and other current assets.........        66       (711)
        Accounts payable..................................     2,686        846
        Accrued liabilities...............................    (1,764)    (5,205)
                                                             -------     ------
           Net cash used in operating activities..........    (3,990)    (7,519)
                                                             -------     ------
Investing activities:
    Expenditures for property and equipment...............    (2,021)    (1,345)
    Proceeds from sale of property and equipment..........        40         64
    Acquisitions, net of cash.............................   (30,867)      (351)
                                                             -------    -------
           Net cash used in investing activities..........   (32,848)    (1,632)
                                                             -------    -------
Financing activities:
    Proceeds from long-term debt, net.....................     4,006      7,460
    Debt financing costs..................................       (59)       (50)
                                                             -------    -------
           Net cash provided by financing activities......     3,947      7,410
                                                             -------    -------
Net decrease in cash......................................   (32,891)    (1,741)
Cash at beginning of period...............................    33,775      4,140
                                                             -------    -------
Cash at end of period.....................................  $    884   $  2,399
                                                             =======    =======




                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

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

        The accompanying unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of the interim periods. Operating results for the three month interim period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.  Long-term Debt

        Long-term debt at December 31, 1999 and March 31, 2000 consisted of the following (in thousands):

                                                      1999         2000
                                                      ----         ----
       Senior Subordinated Notes ................   $ 110,000    $ 110,000
       Term Loan ................................      30,000       30,000
       Mortgage Loan ............................       7,379        7,339
       Revolver .................................        --          7,500
       Seller Notes .............................       3,500        3,500
                                                    ---------    ---------
           Total long-term debt .................     150,879      158,339
           Less current portion of long-term debt      (2,670)      (3,924)
                                                    ---------    ---------
                                                    $ 148,209    $ 154,415
                                                    =========    =========

        On November 19, 1999, the Company entered into a credit agreement with six financial institutions which provides for secured borrowings of up to $60,000,000, consisting of a $30,000,000 term loan (the "Term Loan"), and a $30,000,000 revolving loan (the "Revolver") which is subject to borrowing base limitations. The credit facility expires on December 31, 2004, requires HydroChem to meet certain customary financial ratios and covenants, and restricts the Company from any further pledging of its assets. The credit facility is secured by all current and future assets of the Company and Holding. HydroChem, at its discretion, can pay interest on a Base Rate or Eurodollar ("LIBOR") basis, plus applicable margins. Base Rate margins range from 0.00% to 1.75%, depending on the type of advance and the Company's leverage ratio as determined quarterly. LIBOR based margins range from 1.75% to 3.00%, depending on the Company's leverage ratio as determined quarterly. The length of LIBOR based interest periods is generally one to six months in duration. However, interest payments are required at least every three months. In addition, a commitment fee of 0.3% to 0.5% per annum, depending on the Company's leverage ratio as determined quarterly, is payable quarterly on the unborrowed portion of the Revolver.

        As of March 31, 2000, $30,000,000 was outstanding under the Term Loan. The Term Loan requires scheduled quarterly principal payments beginning on September 30, 2000. In addition, the Company may be required to make mandatory additional principal payments, based on the Company's excess cash flow and certain other events, as defined in the credit agreement. As of March 31, 2000, (i) the Company's borrowing base under the Revolver was $25,937,000, of which $2,260,000 had been drawn in the form of standby letters of credit, principally issued in connection with the Company's property and casualty insurance program, (ii) there was $7,500,000 outstanding under the Revolver, and (iii) the Company had available unused borrowings of $16,177,000, subject to covenant test limitations.

        In connection with the Company's new headquarters and operating facility in the Houston, Texas area, HydroChem entered into a loan agreement with a financial institution dated July 17, 1998 as amended. The loan agreement provided for an interim financing construction loan of up to $7,500,000, which was converted to a term loan (the "Mortgage Loan") in the amount of $7,500,000 on March 31, 1999. The Mortgage Loan is collateralized by first priority liens on the land and improvements, matures on September 30, 2006, and requires quarterly payments of interest and principal. Interest rates on the Mortgage Loan are at LIBOR plus 1.75% adjusted quarterly. On July 17, 1998, HydroChem also entered into an interest rate protection agreement with the same financial institution (the "Interest Rate Swap"). Under the Interest Rate Swap, the Company's effective fixed borrowing rate for the Mortgage Loan is 7.82%. The loan agreement requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from transferring or pledging the facility's assets. At March 31, 2000, the Company had $7,339,000 outstanding under the Mortgage Loan.

        The Company acquired LANSCO on November 19, 1999. In connection with the LANSCO acquisition, the Company issued two promissory notes (the "Seller Notes") to the principal selling shareholders of LANSCO in the aggregate principal amount of $3,500,000. The Seller Notes bear interest at 8% per annum, mature on November 19, 2001, and require semi-annual interest payments and annual principal payments. The first principal payments, in the amount of $1,500,000, are due November 19, 2000. The final principal payments, in the amount of $2,000,000, are due November 19, 2001. The Seller Notes are unsecured, are subordinated to all Senior Debt (as defined in the Seller Notes) of the Company, and contain no financial ratios or covenants that must be met.

3.  Income Taxes

        The Company files a consolidated tax return with Holding. The Company's effective income tax rate for the interim periods presented is based on management's estimate of the Company's effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation of deferred tax assets.

4.  Summary Financial Information

        Summary financial information for International as consolidated with HydroChem is as follows (in thousands):

                                                       As of            As of
                                                    December 31,       March 31,
                                                        1999             2000
                                                        ----             ----
       Current assets.........................         $ 2,727          $ 2,648
       Noncurrent assets......................              92               94
       Current liabilities....................             496              286
       Noncurrent liabilities.................              -                -

                                                          Three months ended
                                                               March 31,
                                                          1999           2000
                                                          ----           ----
       Revenue................................         $ 1,110         $ 1,458
       Gross profit...........................             422             657
       Net income.............................             163             133

5.  Commitments and Contingencies

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

        The Company has substantially completed the settlement of approximately 70 lawsuits originally filed in the 18th Judicial District Court for the Parish of Iberville, Louisiana against Georgia Gulf Corporation ("Georgia Gulf"), the Company and other defendants, which arose from a chemical exposure incident at a Georgia Gulf facility in Plaquemine, Louisiana in September 1996. The suits covered claims by approximately 640 non-Company employees present at the facility (the "Worker Plaintiffs") and approximately 1,400 persons who are related to or live with the Worker Plaintiffs. All of the plaintiffs sought damages for alleged toxic exposure resulting from this incident. Pursuant to a Memorandum of Understanding between virtually all of the plaintiffs and each of the defendants in the suits, which was effective April 15, 1999, the Company's insurance carriers deposited the Company's share of the settlement into escrow, which is being disbursed as satisfactory evidence of settlement with individual plaintiffs is received. As of March 31, 2000, approximately 95% of the escrow had been disbursed. In addition, by separate agreement, Georgia Gulf assumed the Company's defense and indemnity against the claims of any plaintiff who did not participate in the settlement, the claims of approximately twenty plaintiffs who were not parties to the settlement, certain additional claims which have been filed against the Company since the date of the Memorandum of Understanding, and future claims which may arise in connection with this incident.

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

                                AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

    Management's Discussion and Analysis of Financial Condition and Results of Operations and other items in this Quarterly Report on Form 10-Q contain forward-looking statements and information that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. When used in this document, the words "believe", "anticipate", "estimate", "expect", "intend", and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that these expectations will prove to have been correct. These statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding sections included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Form 10-K also includes the Company's Consolidated Financial Statements and the Notes thereto for certain prior periods, as well as other relevant financial and operating information.

Results of Operations

    The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations, expressed as a percentage of revenue. There can be no assurance that the trends in operating results will continue in the future.

                                                           Three months ended
                                                                March 31,
                                                          1999            2000
                                                          ----            ----
       Revenue..............................             100.0%          100.0%
       Cost of Revenue......................              59.4            60.4
                                                          ----            ----
            Gross profit....................              40.6            39.6
       SG&A expense.........................              24.6            23.9
       Depreciation.........................               5.8             5.5
                                                          ----            ----
            Operating income................              10.2            10.2
       Other (income) expense:
            Interest expense, net...........               6.4             7.5
            Other (income) expense, net.....              (0.1)            0.1
            Amortization of intangibles.....               1.2             1.8
                                                          ----            ----
       Income before taxes..................               2.7             0.8
            Income tax provision............                -               -
       Net income...........................               2.7%            0.8%
                                                          ====            ====

       EBITDA (1)...........................              16.0%           15.7%
                                                          ====            ====

----------
(1) EBITDA for any relevant period presented above represents gross profit less selling, general and administrative expense. EBITDA should not be construed as a substitute for operating income, as an indicator of liquidity or as a substitute for net cash provided by operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA is included because management believes it to be a useful tool for analyzing operating performance, leverage, liquidity and a company's ability to service debt.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999
-------------------------------------------------------------------------------

    Revenue. Revenue increased $2.5 million, or 5.0%, to $53.4 million for the three months ended March 31, 2000 from $50.9 million in the prior year period. The increase resulted from an increase in tank cleaning revenue of $2.8 million, or 551.3%, from $499,000 to $3.3 million, an increase in other services revenue of $2.0 million, or 81.3%, from $2.4 million to $4.4 million, an increase in chemical cleaning revenue of $1.4 million , or 10.7%, from $13.0 million to $14.4 million, and an increase in industrial vacuuming revenue of $1.3 million, or 13.7%, from $9.3 million to $10.6 million. These increases were partially offset by a decrease in hydroblasting revenue of $4.9 million, or 19.0%, from $25.7 million to $20.8 million. The increase in tank cleaning revenue resulted principally from the acquisition of LANSCO. Other services revenue increased principally as a result of increased mechanical services and commissioning services projects. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 1999. Chemical cleaning revenue increased as a result of an increased volume of projects. The decrease in hydroblasting revenue principally resulted from a reduced volume of projects.

    Gross profit. Gross profit increased $533,000, or 2.6%, to $21.2 million in 2000 from $20.6 million in the prior year period. Gross profit margin decreased from 40.6% to 39.6%. Cost of revenue increased $2.0 million, or 6.6%, to $32.3 million in 2000 from $30.3 million in the prior year period primarily due to the revenue increases described above, partially offset by reduced profit sharing and insurance expense accruals.

    SG&A expense. SG&A expense increased $301,000, or 2.4%, to $12.8 million in 2000 from $12.5 million in the prior year period. This increase primarily resulted from the acquisition of LANSCO, partially offset by reduced profit sharing and insurance expense accruals. SG&A expense as a percentage of revenue decreased to 23.9% in 2000 from 24.6% in the prior year period.

    EBITDA. Increased gross profit, partially offset by increased SG&A expense, resulted in a $232,000, or 2.8%, increase in EBITDA to $8.4 million in 2000 from $8.1 million in the prior year period. As a percentage of revenue, EBITDA decreased to 15.7% in 2000 from 16.0% in the prior year period.

    Depreciation. Depreciation expense was relatively unchanged with an increase of $20,000, or 0.7%, to $2.9 million in 2000 from $2.9 million in the prior year period, and was 5.5% and 5.8% of revenue, respectively. The increase in depreciation expense principally resulted from the acquisition of the LANSCO assets and from capital expenditures in 1999 and 2000, partially offset by a reduction in depreciation associated with fully depreciated assets.

    Operating income. Increased gross profit, partially offset by increased SG&A expense and depreciation expense, resulted in an increase in operating income of $212,000, or 4.1%, to $5.4 million in 2000 from $5.2 million in the prior year period. As a percentage of revenue, operating income remained unchanged at 10.2% in 2000 from the prior year period.

    Interest expense, net. Interest expense, net increased $746,000, or 22.8%, to $4.0 million in 2000 from $3.3 million in the prior year period. Increased interest expense, net resulted from additional borrowings to finance the LANSCO acquisition. Interest expense, net as a percentage of revenue increased to 7.5% in 2000 from 6.4% in the prior year period.

    Amortization. Amortization expense increased $349,000, or 55.0%, to $983,000 in 2000 from $634,000 in the prior year period. Increased amortization expense resulted from goodwill incurred in connection with the acquisition of LANSCO. Amortization expense as a percentage of revenue increased to 1.8% in 2000 from 1.2% in the prior year period.

    Income before taxes. For the reasons described above, the Company income before taxes decreased $952,000 to $417,000 in 2000 from $1.4 million in the prior year period. As a percentage of revenue, income before taxes was 0.8% in 2000 compared to 2.7% in the prior year period.

    Income tax provision. The effective income tax rate remained at zero in 2000 consistent with the prior year period, principally as a result of changes in the valuation of deferred tax assets.

    Net income. For the reasons described above, the Company's net income decreased $952,000 to $417,000 in 2000 from $1.4 million in the prior year period. As a percentage of revenue, net income was 0.8% in 2000 compared to 2.7% in the prior year period.

Liquidity and Capital Resources

    The Company principally has financed its operations through net cash provided by operating activities, existing cash balances, available credit facilities and capital contributions from Holding. On November 19, 1999, the Company entered into a credit agreement with six financial institutions which provides for secured borrowings of up to $60.0 million consisting of $30.0 million under the Term Loan, and $30.0 million under the Revolver which is subject to borrowing base limitations. The credit facility expires on December 31, 2004, requires HydroChem to meet certain customary financial ratios and covenants, and restricts the Company from any further pledging of its assets. The credit facility is secured by substantially all of the current and future assets of the Company and Holding. HydroChem, at its discretion, can pay interest on a Base Rate or LIBOR basis, plus applicable margins. Base Rate margins range from 0.00% to 1.75%, depending on the type of advance and the Company's leverage ratio as determined quarterly. LIBOR based margins range from 1.75% to 3.00%, depending on the Company's leverage ratio as determined quarterly. The length of LIBOR based interest periods is generally one to six months in duration. However, interest payments are required at least every three months. In addition, a commitment fee of 0.3% to 0.5% per annum, depending on the Company's leverage ratio as determined quarterly, is payable quarterly on the unborrowed portion of the Revolver.

    As of March 31, 2000, $30.0 million was outstanding under the Term Loan. The Term Loan requires scheduled quarterly principal payments beginning on September 30, 2000. In addition, the Company may be required to make mandatory additional principal payments, based on the Company's excess cash flow and certain other events, as defined in the credit agreement. As of March 31, 2000, (i) the Company's borrowing base under the Revolver was $25.9 million, of which $2.3 million had been drawn in the form of standby letters of credit, principally issued in connection with the Company's property and casualty insurance program,
(ii) there was $7.5 million outstanding under the Revolver, and (iii) the Company had available unused borrowings of $16.2 million, subject to covenant test limitations.

    In connection with the Company's new headquarters and operating facility in the Houston, Texas area, HydroChem entered into a loan agreement with a financial institution on July 17, 1998, as amended. The loan agreement provided for an interim financing construction loan of up to $7.5 million, which was converted to the Mortgage Loan in the amount of $7.5 million on March 31, 1999. The Mortgage Loan is collateralized by first priority liens on the land and improvements, matures on September 30, 2006, and requires quarterly payments of interest and principal. Interest rates on the Mortgage Loan are at LIBOR plus 1.75% adjusted quarterly. On July 17, 1998, HydroChem also entered into the Interest Rate Swap. Under the Interest Rate Swap, the Company's effective fixed borrowing rate for the Mortgage Loan is 7.82%. The loan agreement requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from transferring or pledging the facility's assets. At March 31, 2000, the Company had $7.3 million outstanding under the Mortgage Loan.

    In connection with the LANSCO acquisition, the Company issued the Seller Notes to the principal selling shareholders of LANSCO in the aggregate principal amount of $3.5 million. The Seller Notes bear interest at 8% per annum, mature on November 19, 2001, and require semi-annual interest payments and annual principal payments. The first principal payments, in the amount of $1.5 million, are due November 19, 2000. The final principal payments, in the amount of $2.0 million, are due November 19, 2001. The Seller Notes are unsecured, are subordinated to all Senior Debt (as defined in the Seller Notes) of the Company, and contain no financial ratios or covenants that must be met.

    For the three months ended March 31, 2000, the Company used net cash of $9.1 million for operating and investing activities which consisted of $7.5 million used in operating activities and $1.6 million used in investing activities. For the three months ended March 31, 1999, $36.8 million of net cash was used in operating and investing activities which consisted of $4.0 million used in operating activities and $32.8 million used in investing activities, including $30.9 million for acquisitions.

    Expenditures for property and equipment for the three months ended March 31, 2000 were $1.3 million. These expenditures were principally for operating equipment. For the three months ended March 31, 1999, $2.0 million of expenditures for property and equipment included $852,000 for the purchase of operating equipment, $731,000 to implement new field and corporate information software and hardware systems, and $438,000 for the construction of the new headquarters and operating facility.

    Management believes that cash and cash equivalents at March 31, 2000, net cash expected to be provided by operating activities and borrowings, if necessary, under the Company's credit facility will be sufficient to meet the Company's cash requirements for operations, expenditures for property and equipment, and debt service for the next twelve months and the foreseeable future thereafter. From time to time, the Company reviews acquisition opportunities as they arise, and may require additional financing if it decides to make additional acquisitions. There can be no assurance, however, that any acquisition opportunities will arise, that any acquisitions will be consummated, or that any related financing will be available when required on terms satisfactory to the Company.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

    The following discussion regarding the Company's market risk includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in these forward-looking statements.

    The Company is exposed to certain market risks which include financial instruments such as short-term investments, trade receivables, and long-term debt. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate the Company's exposure to these changes. The Notes to Consolidated Financial Statements herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 provide a description of the Company's accounting policies and other information related to these financial instruments. The Company does not engage in speculative transactions and does not use derivative instruments or engage in hedging activities, except for the Interest Rate Swap which was entered into during 1998 in connection with the Company's Mortgage Loan.

    The Company provides industrial cleaning services to a wide range of processing industries including petrochemical plants, oil refineries, electric utilities, pulp and paper mills, rubber plants, steel mills, and aluminum plants. Management believes the Company's portfolio of accounts receivable is well diversified and, as a result, its credit risks are minimal. Management evaluates the creditworthiness of the Company's customers and monitors accounts on a periodic basis, but typically does not require collateral. The Company's trade accounts receivable are primarily denominated in U.S. dollars and are generally due within 30 days. In general, trade accounts receivable are collected in a timely manner, and historically bad debts have not been material and have been within management's expectations. Management believes timely collection of trade accounts receivable minimizes associated credit risk.

    The Company places its short-term investments, which generally have a term of less than 90 days, with high quality financial institutions, limits the amount of credit exposure to any one institution, and has investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of March 31, 2000, the Company had short-term investments totaling $2.5 million. Due to the short-term nature of these instruments, their carrying value approximated market value. Management does not believe that a decrease of 1.0% from 1999 average investment rates would have a material adverse effect on the Company's financial position or results of operations during 2000.

    As of March 31, 2000, the Company's outstanding long-term debt consisted of its Senior Subordinated Notes, the Term Loan, the Mortgage Loan, the Revolver, and the Seller Notes. The Senior Subordinated Notes totaled $110.0 million, are due on August 1, 2007, and bear interest at a fixed rate of 10 3/8%. As of March 31, 2000, their fair value was estimated to be $88.0 million. At the same date, the Term Loan, the Mortgage Loan, the Revolver, and the Seller Notes totaled $30.0 million, $7.3 million, $7.5 million, and $3.5 million, respectively, and approximated their fair values. The Term Loan and Revolver are components of a credit facility which expires on December 31, 2004. The interest rates for the credit facility, at the discretion of the Company, are at Base Rate or LIBOR, plus applicable margins. Margins range from 0.00% to 3.00% depending upon which interest rate option is in effect and the Company's leverage ratio as determined quarterly. The Mortgage Loan matures September 30, 2006, and bears interest at LIBOR rates plus 1.75% adjusted quarterly. The Company periodically reviews various alternatives to protect long-term debt against interest rate fluctuations. To protect the Mortgage Loan against interest rate fluctuations, the Company utilizes the Interest Rate Swap which fixes the interest rate at 7.82% per annum. The Seller Notes are due in two installments with the final installment due on November 19, 2001, and bear interest at 8% per annum. Management does not believe that the market risk, estimated as a potential increase in fair value of these debt instruments resulting from a hypothetical 1.0% decrease in interest rates, would have a material adverse effect on the Company's financial position or results of operations during 2000.

Part II.  Other Information
--------  -----------------

    Item 1.Legal Proceedings

           The Company has substantially completed the settlement of approximately 70 lawsuits originally filed in the 18th Judicial District Court for the Parish of Iberville, Louisiana against Georgia Gulf Corporation ("Georgia Gulf"), the Company and other defendants, which arose from a chemical exposure incident at a Georgia Gulf facility in Plaquemine, Louisiana in September 1996. The suits covered claims by approximately 640 non-Company employees present at the facility (the "Worker Plaintiffs") and approximately 1,400 persons who are related to or live with the Worker Plaintiffs. All of the plaintiffs sought damages for alleged toxic exposure resulting from this incident. Pursuant to a Memorandum of Understanding between virtually all of the plaintiffs and each of the defendants in the suits, which was effective April 15, 1999, the Company's insurance carriers deposited the Company's share of the settlement into escrow, which is being disbursed as satisfactory evidence of settlement with individual plaintiffs is received. As of March 31, 2000, approximately 95% of the escrow had been disbursed. In addition, by separate agreement, Georgia Gulf assumed the Company's defense and indemnity against the claims of any plaintiff who did not participate in the settlement, the claims of approximately twenty plaintiffs who were not parties to the settlement, certain additional claims which have been filed against the Company since the date of the Memorandum of Understanding, and future claims which may arise in connection with this incident.

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

               10.2 Deferred Bonus Plan of HydroChem Industrial Services, Inc. effective May 1, 1999. (Exhibit 10.14 to the Company's Form 10-Q filed August 10, 1999, is hereby incorporated by reference.)

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

               10.12 Employment Offer Letter dated June 3, 1996 from HydroChem Industrial Services, Inc. to Selby F.Little,
                          III. (Exhibit 10.6 to the Company's Registration Statement on Form S-4,filed August 25, 1997, is hereby incorporated by reference.)

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

               10.19 Credit Agreement dated November 19, 1999 among HydroChem Holding, Inc., HydroChem Industrial Services Inc., various lenders and Bank of America, N.A., as administrative agent. (Exhibit 2.2 to the Company's Form 8-K filed December 3, 1999, is hereby incorporated by reference.)

               10.20 First Amendment dated as of December 17, 1999 to Credit Agreement dated November 19, 1999 among HydroChem Holding,Inc., HydroChem Industrial Services, Inc., various lenders and Bank of America, N.A., as administrative agent. (Exhibit 10.20 to the Company's Form 10-K filed March 24, 2000, is hereby incorporated by reference.)

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

               27.1       Financial Data Schedule.  (Filed herewith.)

    (b)    Reports on Form 8-K.

           During the quarter ended March 31, 2000, the Registrant filed a report on Form 8-K/A dated January 31, 2000 and February 1, 2000 pertaining to "Item 7 - Financial Statements and Exhibits".

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  HYDROCHEM INDUSTRIAL SERVICES, INC.


   Date: May 12, 2000             By: /s/  Selby F.  Little, III
                                      ---------------------------
                                  Selby F. Little, III, Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)






                                  HYDROCHEM INTERNATIONAL, INC.


   Date: May 12, 2000             By: /s/ Selby F.  Little, III
                                      ---------------------------
                                  Selby F. Little, III, Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

        27.1   Financial Data Schedule