Form 10-Q
period 2000-06-30
HYDROCHEM INDUSTRIAL SERVICES INC
filed 2000-08-11
CIK 1044607

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                  FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 For the Quarterly Period ended June 30, 2000

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

                                    Yes X       No


     The number of shares of Common Stock of the Registrant outstanding on August 1, 2000 was 100 shares. The Registrant's Common Stock is not registered under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.



--------------------------------------------------------------------------------
     * HydroChem International, Inc., a wholly-owned subsidiary of HydroChem Industrial Services, Inc., is a Co-Registrant. It is incorporated under the laws of the State of Delaware. Its I.R.S. Employer Identification Number is 75-2512100.

                              TABLE OF CONTENTS


Part I. Financial Information

        Item 1. Financial Statements

              Consolidated Balance Sheets as of December 31, 1999 and
                 June 30, 2000 (unaudited)............................     3

              Consolidated  Statements of  Operations  for each of the
                 three and six month periods ended June 30, 1999
                 and 2000 (unaudited).................................     4

              Consolidated Statement of Stockholder's Equity for the six
                 month period ended June 30, 2000 (unaudited).........     5

              Consolidated  Statements  of Cash Flows for each of the
                 six month periods ended June 30, 1999 and
                 2000 (unaudited).....................................     6

              Notes to Consolidated Financial Statements (unaudited)..     7

        Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..........................     9

        Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk........................................    13

Part II.Other Information

        Item 1. Legal Proceedings.....................................    13

        Item 6. Exhibits and Reports on Form 8-K......................    13

Signatures............................................................    17

Exhibit Index.........................................................    18

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                        December 31,   June 30,
                                                            1999         2000
                                                        ------------   --------
                                      ASSETS
  Current assets:
      Cash and cash equivalents.....................     $  4,140      $  3,543
      Receivables, less allowance of $671
       and $736, respectively.......................       33,488        38,150
      Inventories...................................        4,721         4,810
      Prepaid expenses and other current assets.....        1,993         3,006
      Income taxes receivable.......................          504           504
      Deferred income taxes.........................        1,725         1,725
                                                          -------       -------
         Total current assets.......................       46,571        51,738

  Property and equipment, at cost...................       96,672        97,437
      Accumulated depreciation......................      (43,756)       48,145)
                                                          -------       -------
                                                           52,916        49,292

  Intangible assets, net............................      101,415        99,022
                                                          -------       -------

         Total assets...............................     $200,902      $200,052
                                                          =======       =======

                      LIABILITIES AND STOCKHOLDER'S EQUITY

  Current liabilities:
      Accounts payable..............................     $  6,829      $  8,005
      Accrued liabilities...........................       17,870        14,787
      Current portion of long-term debt.............        2,670         5,178
                                                          -------       -------
         Total current liabilities..................       27,369        27,970

  Long-term debt....................................      148,209       145,620
  Deferred income taxes.............................        9,205         9,205
  Commitments and contingencies

  Stockholder's equity:
      Common stock, $.01 par value:
         1,000 shares authorized, 100 shares
          outstanding...............................            1             1
      Additional paid-in capital....................       16,558        16,558
      Retained earnings (deficit)...................         (440)          698
                                                          -------       -------
      Total stockholder's equity....................       16,119        17,257
                                                          -------       -------

         Total liabilities and stockholder's equity..    $200,902      $200,052
                                                          =======       =======




                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                      Three months ended       Six months ended
                                            June 30,                June 30,
                                       1999        2000       1999        2000
                                       ----        ----       ----        ----
Revenue..........................   $ 52,194    $ 54,199    $103,099    $107,638
Cost of revenue..................     30,437      33,173      60,700      65,437
                                     -------     -------     -------     -------
     Gross profit................     21,757      21,026      42,399      42,201

Selling, general and
 administrative expense..........     12,874      12,257      25,374      25,058
Depreciation.....................      2,839       2,882       5,752       5,815
                                     -------     -------     -------     -------
     Operating income............      6,044       5,887      11,273      11,328

Other (income) expense:
     Interest expense, net.......      3,228       4,019       6,496       8,033
     Amortization of intangibles.        633       1,013       1,267       1,996
     Other, net..................        (26)        134         (68)        161
                                     -------     -------     -------     -------

Income before taxes..............      2,209         721       3,578       1,138

     Income tax provision........         -           -           -           -
                                     -------     -------     -------     -------

Net income.......................   $  2,209    $    721    $  3,578    $  1,138
                                     =======     =======     =======     =======




















                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                                                 Additional
                                        Common    Paid-in    Retained
                                        Stock     Capital    Deficit      Total
                                        -----     -------    -------      -----
Balance at December 31, 1999 .......... $   1    $ 16,558    $  (440)    $16,119


    Net income.........................     -           -      1,138       1,138
                                         ----     -------     ------     -------

Balance at June 30, 1999 .............. $   1    $ 16,558     $  698     $17,257
                                         ====     =======      =====      ======































                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Six months ended
                                                                June 30,
                                                           1999           2000
                                                           ----           ----
Operating activities:
    Net income........................................   $  3,578      $  1,138
    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation..................................      5,752         5,815
        Amortization..................................      1,267         1,996
        Amortization of deferred financing costs......        218           359
        Deferred income tax provision.................         -             -
        Loss (gain) on sale of property and equipment.         (5)          165
    Changes in operating assets and liabilities,
      net of effects of acquisition:
        Receivables, net..............................     (8,568)       (4,662)
        Inventories...................................       (921)          (89)
        Prepaid expenses and other current assets.....       (378)       (1,013)
        Accounts payable..............................        424         1,176
        Accrued liabilities...........................      5,015        (2,489)
                                                          -------       -------
           Net cash provided by operating activities..      6,382         2,396
                                                          -------       -------

Investing activities:
    Expenditures for property and equipment...........     (3,423)       (2,775)
    Proceeds from sale of property and equipment......        111           419
    Acquisitions, net of cash.........................    (31,971)         (446)
                                                          -------       -------
           Net cash used in investing activities......    (35,283)       (2,802)
                                                          -------       -------

Financing activities:
    Repayments of long-term debt, net.................     (2,317)          (81)
    Debt financing costs..............................         -           (110)
                                                          -------       -------
           Net cash used in financing activities......     (2,317)         (191)
                                                          -------       -------

Net decrease in cash..................................     31,218)         (597)
Cash at beginning of period...........................     33,775         4,140
                                                          -------       -------

Cash at end of period.................................   $  2,557      $  3,543
                                                          =======       =======







                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

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

        The accompanying unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of the interim periods. Operating results for the three and six month interim period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.  Long-term Debt

        Long-term debt at December 31, 1999 and June 30, 2000 consisted of the following (in thousands):

                                                      1999         2000
                                                      ----         ----
       Senior Subordinated Notes ................   $ 110,000    $ 110,000
       Term Loan ................................      30,000       30,000
       Revolver .................................        --           --
       Mortgage Loan ............................       7,379        7,298
       Seller Notes .............................       3,500        3,500
                                                    ---------   ----------
           Total long-term debt .................     150,879      150,798
           Less current portion of long-term debt      (2,670)      (5,178)
                                                    ---------   ----------
                                                    $ 148,209   $  145,620
                                                    =========   ==========

        Effective June 30, 2000, the credit agreement governing the Term Loan and Revolver was amended to modify, among other things, certain interest rate margins, and financial ratios and covenants.

3.  Income Taxes

        The Company files a consolidated tax return with Holding. The Company's effective income tax rate for the interim periods presented is based on management's estimate of the Company's effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred tax assets.

4.  Summary Financial Information

        Summary financial information for International as consolidated with HydroChem is as follows (in thousands):

                                                        As of            As of
                                                     December 31,       June 30,
                                                        1999              2000
                                                        ----              ----
       Current assets.........................         $ 2,727          $ 3,406
       Noncurrent assets......................              92               87
       Current liabilities....................             496              490
       Noncurrent liabilities.................             -                -

                                       Three months ended      Six months ended
                                            June 30,               June 30,
                                        1999        2000        1999      2000
                                        ----        ----        ----      ----
       Revenue..................       $1,705      $1,558      $2,815     $3,016
       Gross profit.............          685         558       1,107      1,215
       Net income (1)...........          318         547         481        680

----------
    (1) Net income does not include any allocation from HydroChem of SG&A, amortization, or interest expense.

5.  Commitments and Contingencies

        The Company has substantially completed the settlement of approximately 70 lawsuits originally filed in the 18th Judicial District Court for the Parish of Iberville, Louisiana against Georgia Gulf Corporation ("Georgia Gulf"), the Company and other defendants, which arose from a chemical exposure incident at a Georgia Gulf facility in Plaquemine, Louisiana in September 1996. As of June 30, 2000, approximately 95% of the escrow established by the Company's insurance carriers and the other defendants pursuant to a settlement agreement with the plaintiffs had been disbursed. By separate agreement, and in exchange for a payment funded by insurance, Georgia Gulf assumed the Company's defense and indemnity against the claims of any plaintiff who did not participate in the settlement agreement, the claims of approximately twenty plaintiffs who were not parties to the settlement agreement, certain additional claims which have been filed against the Company, and future claims which may arise in connection with this incident.

        The Company is also a defendant in a lawsuit filed on September 20, 1999 in the 24th Judicial District Court for the Parish of Jefferson, Louisiana, which seeks class certification on behalf of an unknown number of plaintiffs, who allege personal and property damages arising from the release of a single 330-gallon container of hydrochloric acid on a public highway in Kenner, Louisiana in September 1999. This litigation is in its initial stages, and is being defended by one of the Company's insurance carriers.

        The Company is a defendant in various other lawsuits arising in the normal course of business. Substantially all of these suits are being defended by the Company's insurance carriers.

        While the results of litigation cannot be predicted with certainty, management believes adequate provision has been made for all of the foregoing claims and the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

                                       Three months ended      Six months ended
                                            June 30,                June 30,
                                         1999       2000        1999      2000
                                       -------     ------      ------   -------
      Revenue....................       100.0%     100.0%      100.0%   100.0%
      Cost of revenue............        58.3       61.2        58.9     60.8
                                        -----      -----       -----    -----
         Gross profit............        41.7       38.8        41.1     39.2
      SG&A expense...............        24.7       22.6        24.6     23.3
      Depreciation...............         5.4        5.3         5.6      5.4
                                        -----      -----       -----    -----
         Operating income........        11.6       10.9        10.9     10.5
      Other (income) expense:
         Interest expense, net...         6.2        7.4         6.3      7.5
         Other (income) expense, net        -        0.3        (0.1)     0.1
         Amortization of intangibles      1.2        1.9         1.2      1.8
                                        -----      -----       -----    -----
       Income before taxes........        4.2        1.3         3.5      1.1
              Income tax provision         -          -           -        -
                                        -----      -----       -----    -----
      Net income ................         4.2%       1.3%        3.5%     1.1%
                                        =====      =====       =====    =====

      EBITDA(1)..................        17.0%      16.2%       16.5%    15.9%
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

Three months Ended June 30, 2000 Compared to Three months Ended June 30, 1999
-----------------------------------------------------------------------------

    Revenue. Revenue increased $2.0 million, or 3.8%, to $54.2 million for the three months ended June 30, 2000 from $52.2 million in the prior year period. The increase resulted from tank cleaning revenue to $5.6 million, principally attributable to the LANSCO acquisition, and an increase in industrial vacuuming revenue of $2.5 million, or 32.0%, from $8.0 million to $10.5 million. These increases were partially offset by a decrease in hydroblasting revenue of $2.4 million, or 10.6%, from $22.4 million to $20.0 million; a decrease in chemical cleaning revenue of $2.4 million, or 13.9%, from $17.3 million to $14.9 million, and a decrease in other services revenue of $1.2 million, or 28.6%, from $4.3 million to $3.1 million. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 1999 and 2000. The decrease in hydroblasting revenue principally resulted from a reduced volume of projects and reduced customer spending. Chemical cleaning revenue decreased primarily as a result of a decreased volume of projects. Other services revenue decreased principally as a result of decreased mechanical services projects.

    Gross profit. Gross profit decreased $731,000, or 3.4%, to $21.0 million in 2000 from $21.8 million in the prior year period. Cost of revenue increased $2.7 million, or 9.0%, to $33.1 million in 2000 from $30.4 million in the prior year period primarily due to the LANSCO acquisition and the revenue increases described above, partially offset by reduced profit sharing, insurance and bonus expense.

    SG&A expense. SG&A expense decreased $617,000, or 4.8%, to $12.3 million in 2000 from $12.9 million in the prior year period. The decrease primarily resulted from reduced profit sharing, insurance and bonus expense, partially offset by the SG&A expense of LANSCO.

    EBITDA. Decreased gross profit, partially offset by decreased SG&A expense, resulted in a $114,000, or 1.3%, decrease in EBITDA to $8.8 million in 2000 from $8.9 million in the prior year period.

    Depreciation. Depreciation expense increased $43,000, or 1.5%, to $2.9 million in 2000 from $2.8 million in the prior year period. The increase in depreciation expense principally resulted from the acquired LANSCO assets and from capital expenditures in 1999 and 2000, partially offset by a reduction in depreciation associated with fully depreciated assets.

    Operating income. Decreased gross profit and increased depreciation expense, partially offset by decreased SG&A expense, resulted in a decrease in operating income of $157,000, or 2.6%, to $5.9 million in 2000 from $6.0 million in 1999.

    Interest expense, net. Interest expense, net increased $791,000, or 24.5%, to $4.0 million in 2000 from $3.2 million in the prior year period. Increased interest expense, net resulted from additional borrowings to finance the LANSCO acquisition.

    Amortization. Amortization expense increased $380,000, or 60.0%, to $1.0 million in 2000 from $633,000 in the prior year period. Increased amortization expense resulted from goodwill incurred in connection with the acquisition of LANSCO.

    Income before taxes. For the reasons described above, the Company's income before taxes decreased $1.5 million, or 67.4%, to $721,000 in 2000 from $2.2 million in the prior year period.

    Income tax provision. The income tax provision of zero in 2000 was unchanged from the prior year period, principally as a result of changes in the valuation allowance for deferred tax assets.

    Net income. For the reasons described above, the Company's net income decreased $1.5 million, or 67.4%, to $721,000 in 2000 from $2.2 million in the prior year period.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999
-------------------------------------------------------------------------

    Revenue. Revenue increased $4.5 million, or 4.4%, to $107.6 million for the six months ended June 30, 2000 from $103.1 million in the prior year period. The increase resulted from tank cleaning revenue to $8.8 million, principally attributable to the LANSCO acquisition, an increase in industrial vacuuming revenue of $3.8 million, or 22.1%, from $17.3 million to $21.1 million, and an increase in other services revenue of $735,000, or 10.8%, from $6.8 million to $7.5 million. These increases were partially offset by a decrease in hydroblasting revenue of $7.3 million, or 15.1% from $48.1 million to $40.8 million and a decrease in chemical cleaning revenue of $1.0 million, or 3.4%, from $30.3 million to $29.3 million. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 1999 and 2000. Other services revenue increased principally as a result of increased commissioning services projects. The decrease in hydroblasting revenue resulted from a reduced volume of projects and reduced customer spending. Chemical cleaning revenue decreased primarily as a result of a decrease in the volume of projects.

    Gross profit. Gross profit decreased $198,000, or 0.5%, to $42.2 million in 2000 from $42.4 million in the prior year period. Cost of revenue increased $4.7 million, or 7.8%, to $65.4 million in 2000 from $60.7 million in the prior year period primarily due to the LANSCO acquisition and the revenue increases described above, partially offset by reduced profit sharing, insurance and bonus expense.

    SG&A expense. SG&A expense decreased $316,000, or 1.2%, to $25.1 million in 2000 from $25.4 million in the prior year period. The decrease primarily resulted from reduced profit sharing, insurance and bonus expense, partially offset by the SG&A expense of LANSCO.

    EBITDA. Decreased SG&A expense, partially offset by decreased gross profit, resulted in a $118,000, or 0.7%, increase in EBITDA to $17.1 million in 2000 from $17.0 million in the prior year period.

    Depreciation. Depreciation expense increased $63,000, or 1.1%, to $5.8 million in 2000 from $5.8 million in the prior year period. The increase in depreciation expense principally resulted from the acquired LANSCO assets and from capital expenditures in 1999 and 2000, partially offset by a reduction in depreciation associated with fully depreciated assets.

    Operating income. Decreased SG&A expense, partially offset by decreased gross profit and increased depreciation expense, resulted in an increase in operating income of $55,000, or 0.5%, to $11.3 million in 2000, from $11.3 million in the prior year period.

    Interest expense, net. Interest expense, net increased $1.5 million, or 23.7%, to $8.0 million in 2000 from $6.5 million in the prior year period. Increased interest expense, net resulted from additional borrowings to finance the LANSCO acquisition.

    Amortization. Amortization expense increased $729,000, or 57.5%, to $2.0 million in 2000 from $1.3 million in the prior year period. Increased amortization expense resulted from goodwill incurred in connection with the acquisition of LANSCO.

    Income before taxes. For the reasons described above, income before taxes decreased $2.4 million, or 68.2%, to $1.1 million in 2000 from $3.5 million in the prior year period.

    Income tax provision. The income tax provision of zero in 2000 was unchanged from the prior year period, principally as a result of changes in the valuation allowance for deferred tax assets.

    Net income. For the reasons described above, the Company's net income decreased $2.4 million, or 68.2%, to $1.1 million in 2000 from $3.5 million in the prior year period.

Liquidity and Capital Resources

    Effective June 30, 2000, the credit agreement governing the Company's Term Loan and Revolver was amended to modify, among other things, certain interest rate margins, and financial ratios and covenants. Also, as of June 30, 2000, (i) $2.3 million had been drawn under the Revolver in the form of standby letters of credit, (ii) there were no outstanding borrowings under the Revolver, and (iii) as adjusted for covenant limitations, the Company had net available unused borrowings of $15.3 million.

    For the six months ended June 30, 2000, the Company used net cash of $464,000 for operating and investing activities which consisted of $2.3 million provided by operating activities and $2.8 million used in investing activities. For the six months ended June 30, 1999, $28.9 million of net cash was used in operating and investing activities which consisted of $6.4 million provided by operating activities and $35.3 million used in investing activities, including $32.0 million for acquisitions.

    Expenditures for property and equipment for the six months ended June 30, 2000 were $2.8 million. These expenditures were principally for operating equipment. For the six months ended June 30, 1999, $3.4 million of expenditures for property and equipment included $1.9 million for the purchase of operating equipment, $1.0 million to implement new field and corporate information software and hardware systems, and $501,000 for the construction of the Company's headquarters and operating facility.

    Management believes that cash and cash equivalents at June 30, 2000, net cash expected to be provided by operating activities and borrowings, if necessary, under the Company's Revolver will be sufficient to meet the Company's cash requirements for operations, expenditures for property and equipment, and debt service for the next twelve months and the foreseeable future thereafter. From time to time, the Company reviews acquisition opportunities as they arise, and may require additional financing if it decides to complete additional acquisitions. There can be no assurance, however, that any acquisition opportunities will arise, that any acquisitions will be consummated, or that any related financing will be available if required on terms satisfactory to the Company.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

           The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company does not enter into derivative instruments for trading purposes, however, an Interest Rate Swap was entered into during 1998 in connection with the Company's Mortgage Loan. The Interest Rate Swap protects the Company against interest rate fluctuation by fixing the Mortgage Loan interest rate from a variable rate. The Company's primary market risk exposure relates to interest rate risk. The Term Loan balance of $30.0 million at December 31, 1999 and June 30, 2000 is subject to variable interest rates. Assuming no change in Term Loan borrowings, a one hundred basis point change in interest rates would impact net interest expense by approximately $300,000 per year.

Part II.  Other Information

    Item 1.Legal Proceedings

           There have been no material changes to the proceedings previously reported in the Registrants' Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


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

               10.3 First Amendment to Deferred Bonus Plan of HydroChem Industrial Services, Inc. dated as of May 1, 2000. (Filed herewith.)

               10.4 Employment Agreement dated December 15, 1993 by and among HydroChem Holding, Inc., HydroChem Industrial Services, Inc. and B. Tom Carter, Jr., as amended through December 9, 1996. (Exhibit 10.5 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

               10.5 Fourth Amendment to Employment Agreement dated April 9, 1998 by and among HydroChem Holding, Inc., HydroChem Industrial Services, Inc. and B. Tom Carter, Jr. (Exhibit 10.8 to the Company's Form 10-Q, filed May 14, 1998, is hereby incorporated by reference.)

               10.6 Secured Promissory Note dated April 30, 1999 from B. Tom Carter, Jr. to HydroChem Holding Inc. (Exhibit
                          10.4 to the Company's Form 10-Q filed May 11, 1999, is hereby incorporated by reference.)

               10.7 Pledge Agreement dated April 30, 1999 between B. Tom Carter, Jr. and HydroChem Holding, Inc. (Exhibit 10.5 to the Company's Form 10-Q filed May 11, 1999, is hereby incorporated by reference.)

               10.8       Secured Promissory Note dated May 15, 2000 from B. Tom
                          Carter,  Jr.  to   HydroChem   Holding,  Inc.   (Filed
                          herewith.)

               10.9 Pledge Agreement dated May 15, 2000 between HydroChem Holding, Inc. and B. Tom Carter, Jr. (Filed herewith.)

               10.10 Employment Agreement dated November 1, 1992 between HydroChem Industrial Services, Inc. and Gary Noto. (Exhibit 10.3 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

               10.11 Amendment dated January 27, 1999 to Employment Agreement dated November 1, 1992 between HydroChem Industrial Services, Inc. and Gary D. Noto. (Exhibit
                          10.8 to the Company's Form 10-K, filed March 29, 1999, is hereby incorporated by reference.)

               10.12 Employment Agreement dated November 1, 1992 between HydroChem Industrial Services, Inc. and J. Pat DeBusk. (Exhibit 10.2 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

               10.13 Employment Agreement dated September 26, 1997 between HydroChem Industrial Services, Inc. and Donovan W. Boyd. (Exhibit 10.10 to the Company's Form 10-K filed March 29, 1999, is hereby incorporated by reference.)

               10.14      First  Amendment to Employment  Agreement  dated as of
                          June  28,  1999 to  Employment  Agreement  dated as of
                          September 26, 1997 between HydroChem Industrial Services Inc. and Donovan Boyd. (Exhibit 10.10 to the Company's Form 10-Q filed August 10, 1999, is hereby incorporated by reference.)

               10.15 Employment Offer Letter dated June 3, 1996 from HydroChem Industrial Services, Inc. to Selby F. Little, III. (Exhibit 10.6 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

               10.16 Letter Agreement regarding severance compensation dated October 31, 1997 between HydroChem Industrial Services, Inc. and Pelham H. A. Smith. (Exhibit 10.7 to the Company's Form 10-Q, filed November 14, 1997, is hereby incorporated by reference.)

               10.17 Form of Indemnification Agreement entered into with directors and officers. (Exhibit 10.8 to the Company's Amendment No. 1 to the Registration Statement on Form S-4, filed October 3, 1997, is hereby incorporated by reference.)

               10.18 Loan agreement dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas, National Association. (Exhibit 10.15 to the Company's Form 10-Q, filed August 14, 1998, is hereby incorporated by reference.)

               10.19 Amendment No. 1 dated as of February 2, 1999 to Loan Agreement dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas National Association. (Exhibit 10.21 to the Company's Form 10-K filed March 29, 1999, is hereby incorporated by reference.)

               10.20 Extension Agreement dated as of February 2, 1999 between HydroChem Industrial Services, Inc. and Bank One, Texas, National Association. (Exhibit 10.22 to the Company's Form 10-K filed March 29, 1999, is hereby incorporated by reference.)

               10.21 International Swap Dealers Association, Inc. Master Agreement and Schedule dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas, National Association. (Exhibit 10.16 to the Company's Form 10-Q, filed August 14, 1998, is hereby incorporated by reference.)

               10.22 Credit Agreement dated November 19, 1999 among HydroChem Holding, Inc, HydroChem Industrial Services, Inc., various lenders and Bank of America, N.A., as administrative agent. (Exhibit 2.2 to the Company's Form 8-K filed December 3, 1999, is hereby incorporated by reference.)

               10.23 First Amendment dated as of December 17, 1999 to Credit Agreement dated November 19, 1999 among HydroChem Holding, Inc., HydroChem Industrial Services Inc., various lenders and Bank of America, N.A., as administrative agent. (Exhibit 10.20 to the Company's Form 10-K filed March 24, 2000, is hereby incorporated by reference.)

               10.24 Second Amendment dated as of June 30, 2000 to Credit Agreement dated November 19, 1999 among HydroChem Holding, Inc., HydroChem Industrial Services, Inc., various lenders and Bank of America, N.A., as administrative agent. (Filed herewith).

               10.25 Amended and Restated Asset Purchase Agreement by and among HydroChem Industrial Services, Inc., Valley Systems of Ohio, Inc. and Valley Systems, Inc. dated as of September 8, 1998. (Exhibit 10.1 to the Company's Form 8-K, filed January 20, 1999, is hereby incorporated by reference.)

               10.26 Stock Purchase Agreement dated November 19, 1999 by and among HydroChem Industrial Services, Inc. and each stockholder of Landry Service Co., Inc. including Kenneth C. Landry and Charles A. Landry, Jr. (Exhibit
                          2.1 to the Company's Form 8-K filed December 3, 1999, is hereby incorporated by reference.)

               27.1       Financial Data Schedule.  (Filed herewith.)

    (b)    Reports on Form 8-K.

           None.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  HYDROCHEM INDUSTRIAL SERVICES, INC.


   Date: August 11, 2000          By: /s/  Selby F.  Little, III
                                      ---------------------------
                                  Selby F. Little, III, Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)






                                  HYDROCHEM INTERNATIONAL, INC.


   Date: August 11, 2000          By: /s/ Selby F.  Little, III
                                      ---------------------------
                                  Selby F. Little, III, Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                         EXHIBIT INDEX

        10.3 First Amendment to Deferred Bonus Plan of HydroChem Industrial Services, Inc. dated as of May 1, 2000. (Filed herewith.)

        10.8 Secured Promissory Note dated May 15, 2000 from B. Tom Carter, Jr. to HydroChem Holding, Inc. (Filed herewith.)

        10.9 Pledge Agreement dated May 15, 2000 between HydroChem Holding, Inc., and B. Tom Carter, Jr. (Filed herewith.)

        10.24 Second Amendment dated as of June 30, 2000 to Credit Agreement dated November 19,1999 among HydroChem Holding, Inc., HydroChem Industrial Services, Inc., various lenders and Bank of America, N.A., as administrative agent. (Filed herewith).

        27.1   Financial Data Schedule