Form 10-Q
period 2000-09-30
HYDROCHEM INDUSTRIAL SERVICES INC
filed 2000-11-13
CIK 1044607

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                  FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 For the Quarterly Period ended September 30, 2000

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

                                    Yes X       No


     The number of shares of Common Stock of the Registrant outstanding on November 1, 2000 was 100 shares. The Registrant's Common Stock is not registered under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.



--------------------------------------------------------------------------------
     * HydroChem International, Inc., a wholly-owned subsidiary of HydroChem Industrial Services, Inc., is a Co-Registrant. It is incorporated under the laws of the State of Delaware. Its I.R.S. Employer Identification Number is 75-2512100.

                              TABLE OF CONTENTS


Part I. Financial Information

        Item 1. Financial Statements

              Consolidated Balance Sheets as of December 31, 1999 and
                 September 30, 2000 (unaudited).......................     3

              Consolidated  Statements of  Operations  for each of the
                 three and nine month periods ended September 30, 1999
                 and 2000 (unaudited).................................     4

              Consolidated Statement of Stockholder's Equity for the nine
                 month period ended September 30, 2000 (unaudited)....     5

              Consolidated  Statements  of Cash Flows for each of the
                 nine month periods ended September 30, 1999 and
                 2000 (unaudited).....................................     6

              Notes to Consolidated Financial Statements (unaudited)..     7

        Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..........................    10

        Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk........................................    14

Part II.Other Information

        Item 1. Legal Proceedings.....................................    14

        Item 6. Exhibits and Reports on Form 8-K......................    14

Signatures............................................................    18

Exhibit Index.........................................................    19

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                    December 31,   September 30,
                                                        1999            2000
                                                    ------------   ------------
                                      ASSETS
  Current assets:
      Cash and cash equivalents.....................   $  4,140      $  2,425
      Receivables, less allowance of $671
       and $736, respectively.......................     33,488        38,730
      Inventories...................................      4,721         4,493
      Prepaid expenses and other current assets.....      1,993         2,888
      Income taxes receivable.......................        504           504
      Deferred income taxes.........................      1,725         1,725
                                                        -------       -------
         Total current assets.......................     46,571        50,765

  Property and equipment, at cost...................     96,672        97,982
      Accumulated depreciation......................    (43,756)      (50,912)
                                                        -------       -------
                                                         52,916        47,070

  Intangible assets, net............................    101,415        98,158
                                                        -------       -------

         Total assets...............................   $200,902      $195,993
                                                        =======       =======

                      LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities:
      Accounts payable..............................   $  6,829      $  7,301
      Accrued liabilities...........................     17,870        12,889
      Current portion of long-term debt.............      2,670         5,932
                                                        -------       -------
         Total current liabilities..................     27,369        26,122

  Long-term debt....................................    148,209       144,321
  Deferred income taxes.............................      9,205         9,205
  Commitments and contingencies
  Stockholder's equity:
      Common stock, $.01 par value:
         1,000 shares authorized, 100 shares
          outstanding...............................          1             1
      Additional paid-in capital....................     16,558        16,558
      Retained earnings (deficit)...................       (440)         (214)
                                                        -------       -------
      Total stockholder's equity....................     16,119        16,345
                                                        -------       -------

         Total liabilities and stockholder's equity..  $200,902      $195,993
                                                        =======       =======


                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                                      Three months ended      Nine months ended
                                         September 30,          September 30,
                                       1999        2000       1999        2000
                                       ----        ----       ----        ----
Revenue..........................   $ 43,010    $ 52,049    $146,109    $159,687
Cost of revenue..................     25,709      32,733      86,409      98,170
                                     -------     -------     -------     -------
     Gross profit................     17,301      19,316      59,700      61,517

Selling, general and
 administrative expense..........     11,144      12,293      36,518      37,351
Depreciation.....................      2,836       3,016       8,588       8,831
                                     -------     -------     -------     -------
     Operating income............      3,321       4,007      14,594      15,335

Other (income) expense:
     Interest expense, net.......      3,229       4,018       9,725      12,051
     Amortization of intangibles.        634         999       1,901       2,995
     Other, net..................        105         (98)         37          63
                                     -------     -------     -------     -------

Income(loss) before taxes........       (647)       (912)      2,931         226

     Income tax provision........         -           -           -           -
                                     -------     -------     -------     -------

Net income (loss)................   $   (647)   $   (912)   $  2,931    $    226
                                     =======     =======     =======     =======





                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                                                 Additional
                                        Common    Paid-in    Retained
                                        Stock     Capital    Deficit      Total
                                        -----     -------    -------      -----
Balance at December 31, 1999 .......... $   1    $ 16,558    $  (440)    $16,119


    Net income.........................     -           -        226         226
                                         ----     -------     ------     -------

Balance at September 30, 2000.......... $   1    $ 16,558     $ (214)    $16,345
                                         ====     =======      =====      ======































                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Nine months ended
                                                             September 30,
                                                           1999           2000
                                                           ----           ----
Operating activities:
    Net income........................................   $  2,931      $    226
    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation..................................      8,588         8,831
        Amortization..................................      1,901         2,995
        Amortization of deferred financing costs......        356           544
        Loss on sale of property and equipment........        110           122
    Changes in operating assets and liabilities,
      net of effects of acquisition:
        Receivables, net..............................     (4,187)       (5,242)
        Inventories...................................       (684)          228
        Prepaid expenses and other current assets.....         17          (887)
        Accounts payable..............................        (71)          472
        Accrued liabilities...........................       (144)       (3,965)
                                                          -------       -------
           Net cash provided by operating activities..      8,817         3,324
                                                          -------       -------

Investing activities:
    Expenditures for property and equipment...........     (5,044)       (3,592)
    Proceeds from sale of property and equipment......        187           477
    Acquisitions, net of cash.........................    (32,170)         (964)
                                                          -------       -------
           Net cash used in investing activities......    (37,022)       (4,079)
                                                          -------       -------

Financing activities:
    Repayments of long-term debt, net.................     (3,359)         (626)
    Debt financing costs..............................         -           (334)
                                                          -------       -------
           Net cash used in financing activities......     (3,359)         (960)
                                                          -------       -------

Net decrease in cash..................................    (31,569)       (1,715)
Cash at beginning of period...........................     33,775         4,140
                                                          -------       -------

Cash at end of period.................................   $  2,206      $  2,425
                                                          =======       =======







                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


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

      The accompanying unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of the interim periods. Operating results for the three and nine month interim period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. New Accounting Pronouncement

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The company is required to adopt SAB 101 in the fourth calendar quarter of 2000. Based upon its review to date of SAB 101, the Company does not believe that any changes will be required in its current revenue recognition policies, practices or procedures. The Company will complete its evaluation of the provisions of SAB 101 during the fourth calendar quarter of 2000.

3. Long-term Debt

      Long-term debt at December 31, 1999 and September 30, 2000 consisted of the following (in thousands):

                                                            1999        2000
                                                            ----        ----
      Senior Subordinated Notes.......................    $110,000     $110,000
      Term Loan.......................................      30,000       29,500
      Revolver........................................      -               -
      Mortgage Loan...................................        7,379       7,253
      Seller Notes....................................        3,500       3,500
                                                          ---------     -------
         Total long-term debt.........................     150,879      150,253
         Less current portion of long-term debt.......      (2,670)      (5,932)
                                                          --------      -------
                                                           $148,209    $144,321
                                                           =======      =======

      Effective June 30, 2000, the credit agreement governing the Term Loan and Revolver was amended to modify, among other things, certain interest rate margins and financial ratios and covenants.

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

5. Summary Financial Information

      Summary financial information for International as consolidated with HydroChem is as follows (in thousands):

                                              As of            As of
                                           December 31,     September 30,
                                               1999             2000
                                               ----             ----
      Current assets...................       $2,727        $3,639
      Noncurrent assets................           92           122
      Current liabilities..............          496           469
      Noncurrent liabilities...........          -             -

                                  Three months ended       Nine months ended
                                     September 30,            September 30,
                                     -------------            -------------
                                    1999        2000        1999        2000
                                    ----        ----        ----        ----
      Revenue......................$1,815      $1,731      $4,630      $4,747
      Gross profit....................636         632       1,743       1,847
      Net income (1)..................199         289         680         969

----------
   (1) Net income does not include any allocation from HydroChem of SG&A, amortization, or interest expense.

6. Commitments and Contingencies

      The Company has substantially completed the settlement of approximately 70 lawsuits originally filed in the 18th Judicial District Court for the Parish of Iberville, Louisiana against Georgia Gulf Corporation ("Georgia Gulf"), the Company and other defendants, which arose from a chemical exposure incident at a Georgia Gulf facility in Plaquemine, Louisiana in September 1996. As of September 30, 2000, approximately 95% of the escrow established by the Company's insurance carriers and the other defendants pursuant to a settlement agreement with the plaintiffs had been disbursed. By separate agreement, and in exchange for a payment funded by insurance, Georgia Gulf assumed the Company's defense and indemnity against the claims of any plaintiff who did not participate in the settlement agreement, the claims of approximately twenty plaintiffs who were not parties to the settlement agreement, certain additional claims which have been filed against the Company, and future claims which may arise in connection with this incident.

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

      While the results of litigation cannot be predicted with certainty, management believes adequate provision has been made for all of the foregoing claims and the final outcome of any pending litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

                                     Three months ended       Nine months ended
                                        September 30,           September 30,
                                        -------------           -------------
                                       1999      2000          1999      2000
                                       ----      ----          ----      ----
   Revenue.....................       100.0%     100.0%       100.0%     100.0%
   Cost of Revenue.............        58.3       62.9         58.9       61.5
                                       ----       ----         ----       ----
       Gross profit............        41.7       37.1         41.1       38.5
   SG&A expense................        24.7       23.6         24.6       23.4
   Depreciation................         5.4        5.8          5.6        5.5
                                       ----       ----         ----       ----
       Operating income........        11.6        7.7         10.9        9.6
   Other (income) expense:
       Interest expense, net...         6.2        7.7          6.3        7.5
       Amortization of intangibles      1.2        1.9          1.2        1.9
       Other, net..............           -       (0.1)        (0.1)       0.1
                                       ----       ----         ----       ----
   Income (loss) before taxes..         4.2       (1.8)         3.5        0.1
       Income tax provision....           -          -            -          -
                                       ----       ----         ----       ----
   Net income (loss)...........         4.2%      (1.8)%        3.5%       0.1%
                                       ====       ====         ====       ====

   EBITDA (1)..................        17.0%      13.5%        16.5%      15.1%
                                       ====       ====         ====       ====

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

Three months Ended September 30, 2000 Compared to Three months Ended September 30, 1999
------------------

   Revenue. Revenue increased $9.0 million, or 21.0%, to $52.0 million for the three months ended September 30, 2000 from $43.0 million in the prior year period. The increase resulted from tank cleaning revenue of $4.9 million, principally attributable to the LANSCO acquisition, an increase in industrial vacuuming revenue of $1.7 million, or 19.3%, from $9.0 million to $10.8 million, an increase in chemical cleaning revenue of $1.3 million, or 12.3%, from $10.6 million to $11.9 million, and an increase in hydroblasting revenue of $1.2 million, or 6.0%, from $20.1 million to $21.4 million. These increases were partially offset by a decrease in other services revenue of $109,000, or 3.5%, from $3.1 million to $3.0 million. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 1999 and 2000. Chemical cleaning revenue increased primarily as a result of a increased volume of projects. The increase in hydroblasting revenue principally resulted from an increase in the volume of projects. Other services revenue decreased principally as a result of decreased mechanical services projects.

   Gross profit. Gross profit increased 2.0 million, or 11.6%, to $19.3 million in 2000 from $17.3 million in the prior year period. Cost of revenue increased $7.0 million, or 27.3%, to $32.7 million in 2000 from $25.7 million in the prior year period primarily due to the LANSCO acquisition and the revenue increases described above. The 4.6% decrease from the prior year period in gross profit as a percentage of revenue principally resulted from the acquired LANSCO operations, and proportionately higher direct compensation costs.

   SG&A expense. SG&A expense increased $1.1 million, or 10.3%, to $12.3 million in 2000 from $11.1 million in the prior year period. The increase primarily resulted from the SG&A expense of LANSCO, and proportionately higher compensation expense.

   EBITDA. Increased gross profit, partially offset by increased SG&A expense, resulted in a $866,000, or 14.1%, increase in EBITDA to $7.0 million in 2000 from $6.2 million in the prior year period.

   Depreciation. Depreciation expense increased $182,000, or 6.3%, to $3.0 million in 2000 from $2.8 million in the prior year period. The increase in depreciation expense principally resulted from the acquired LANSCO assets and from capital expenditures in 1999 and 2000, partially offset by a reduction in depreciation associated with fully depreciated assets.

   Operating income. Increased gross profit, partially offset by increased SG&A and depreciation expense, resulted in an increase in operating income of $686,000, or 20.7%, to $4.0 million in 2000 from $3.3 million in 1999.

   Interest expense, net. Interest expense, net increased $789,000, or 24.4%, to $4.0 million in 2000 from $3.2 million in the prior year period. Increased interest expense, net resulted from additional borrowings to finance the LANSCO acquisition.

   Amortization. Amortization expense increased $365,000, or 57.6%, to $1.0 million in 2000 from $634,000 in the prior year period. Increased amortization expense resulted from goodwill incurred in connection with the acquisition of LANSCO.

   Income (loss) before taxes. For the reasons described above, the Company's loss before taxes increased $265,000, or 41.0%, to $912,000 in 2000 from $647,000 in the prior year period.

   Income tax provision. The income tax provision of zero in 2000 was unchanged from the prior year period, principally as a result of changes in the valuation allowance for deferred tax assets.

   Net income (loss). For the reasons described above, the Company's net loss increased $265,000, or 41.0%, to $912,000 in 2000 from $647,000 in the prior year period.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999
------------------

   Revenue. Revenue increased $13.6 million, or 9.3%, to $159.7 million for the nine months ended September 30, 2000 from $146.1 million in the prior year period. The increase resulted from tank cleaning revenue of $13.1 million, principally attributable to the LANSCO acquisition, an increase in industrial vacuuming revenue of $5.6 million, or 21.1%, from $26.3 million to $31.9 million, an increase in other services revenue of $626,000, or 6.3%, from $9.9 million to $10.6 million, and an increase in chemical cleaning revenue of $281,000, or 0.7%, from $41.0 million to $41.3 million. These increases were partially offset by a decrease in hydroblasting revenue of $6.0 million, or 8.8% from $68.2 million to $62.2 million. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 1999 and 2000. Other services revenue increased principally as a result of increased commissioning services projects. Chemical cleaning revenue increased primarily as a result of an increase in the volume of projects. The decrease in hydroblasting revenue resulted from a reduced volume of projects and reduced customer spending.

   Gross profit. Gross profit increased $1.8 million, or 3.0%, to $61.5 million in 2000 from $59.7 million in the prior year period. Cost of revenue increased $11.8 million, or 13.6%, to $98.2 million in 2000 from $86.4 million in the prior year period primarily due to the LANSCO acquisition. The 2.6% decrease from the prior year period in gross profit as a percentage of revenue principally resulted from the acquired LANSCO operations, and increased fuel and equipment maintenance costs.

   SG&A expense. SG&A expense increased $833,000, or 2.3%, to $37.4 million in 2000 from $36.5 million in the prior year period. The increase primarily resulted from the SG&A expense of LANSCO, partially offset by reduced insurance expense.

   EBITDA. Increased gross profit, partially offset by increased SG&A expense, resulted in a $984,000, or 4.2%, increase in EBITDA to $24.2 million in 2000 from $23.2 million in the prior year period.

   Depreciation. Depreciation expense increased $243,000, or 2.8%, to $8.8 million in 2000 from $8.6 million in the prior year period. The increase in depreciation expense principally resulted from the acquired LANSCO assets and from capital expenditures in 1999 and 2000, partially offset by a reduction in depreciation associated with fully depreciated assets.

   Operating income. Increased gross profit, partially offset by increased SG&A and depreciation expense, resulted in an increase in operating income of $741,000, or 5.1%, to $15.3 million in 2000, from $14.6 million in the prior year period.

   Interest expense, net. Interest expense, net increased $2.3 million, or 23.9%, to $12.1 million in 2000 from $9.7 million in the prior year period. Increased interest expense, net resulted from additional borrowings to finance the LANSCO acquisition.

   Amortization. Amortization expense increased $1.1 million, or 57.5%, to $3.0 million in 2000 from $1.9 million in the prior year period. Increased amortization expense resulted from goodwill incurred in connection with the acquisition of LANSCO.

   Income (loss) before taxes. For the reasons described above, income before taxes decreased $2.7 million, or 92.3%, to $226,000 in 2000 from $2.9 million in the prior year period.

   Income tax provision. The income tax provision of zero in 2000 was unchanged from the prior year period, principally as a result of changes in the valuation allowance for deferred tax assets.

   Net income (loss). For the reasons described above, the Company's net income decreased $2.7 million, or 92.3%, to $226,000 in 2000 from $2.9 million in the prior year period.

Liquidity and Capital Resources

   Effective June 30, 2000, the credit agreement governing the Company's Term Loan and Revolver was amended to modify, among other things, certain interest rate margins and financial ratios and covenants. As of September 30, 2000, (i) $1.9 million had been drawn under the Revolver in the form of standby letters of credit, (ii) there were no outstanding borrowings under the Revolver, and (iii) as adjusted for covenant limitations, the Company had net available unused borrowings of $18.9 million.

   For the nine months ended September 30, 2000, the Company used net cash of $928,000 in operating and investing activities which consisted of $2.3 million provided by operating activities and $3.2 million used in investing activities. For the nine months ended September 30, 1999, $23.2 million of net cash was used in operating and investing activities which consisted of $8.8 million provided by operating activities and $37.0 million used in investing activities, including $32.0 million for acquisitions.

   Expenditures for property and equipment for the nine months ended September 30, 2000 were $3.6 million. These expenditures were principally for operating equipment. For the nine months ended September 30, 1999, $5.0 million of expenditures for property and equipment included $3.1 million for the purchase of operating equipment, $1.1 million to implement new field and corporate information software and hardware systems, and $770,000 for the construction of the Company's headquarters and operating facility.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

           The Company is exposed to certain market risks from transactions that are entered into during the normal course of business. The Company does not enter into derivative instruments for trading purposes, however, an Interest Rate Swap was entered into during 1998 in connection with the Company's Mortgage Loan. The Interest Rate Swap protects the Company against interest rate fluctuation by fixing the Mortgage Loan interest rate from a variable rate. The Company's primary market risk exposure relates to interest rate risk. The Term Loan balance of $29.5 million at September 30, 2000 is subject to variable interest rates. Assuming no change in Term Loan borrowings, a one hundred basis point change in interest rates would impact net interest expense by approximately $295,000 per year.

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

               10.3 First Amendment to Deferred Bonus Plan of HydroChem Industrial Services, Inc. dated as of May 1, 2000. (Exhibit 10.3 to the Company's Form 10-Q filed August 11, 2000, is hereby incorporated by reference.)

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

               10.8 Secured Promissory Note dated May 15, 2000 from B. Tom Carter, Jr. to HydroChem Holding, Inc. (Exhibit
                          10.8 to the Company's Form 10-Q filed August 11, 2000, is hereby incorporated by reference.)

               10.9 Pledge Agreement dated May 15, 2000 between HydroChem Holding, Inc. and B. Tom Carter, Jr. (Exhibit 10.9 to the Company's Form 10-Q filed August 11, 2000, is hereby incorporated by reference.)

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

               10.14      First  Amendment to Employment  Agreement  dated as of
                          June  28,  1999 to  Employment  Agreement  dated as of
                          September 26, 1997 between HydroChem Industrial Services Inc. and Donovan W. Boyd. (Exhibit 10.10 to the Company's Form 10-Q filed August 10, 1999, is hereby incorporated by reference.)

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

               10.24 Second Amendment dated as of June 30, 2000 to Credit Agreement dated November 19, 1999 among HydroChem Holding, Inc., HydroChem Industrial Services, Inc., various lenders and Bank of America, N.A., as administrative agent. (Exhibit 10.24 to the Company's Form 10-Q filed August 11, 2000, is hereby incorporated by reference.)

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




                                  HYDROCHEM INDUSTRIAL SERVICES, INC.


   Date: November 13, 2000        By: /s/  Selby F.  Little, III
                                      ---------------------------
                                  Selby F. Little, III, Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)






                                  HYDROCHEM INTERNATIONAL, INC.


   Date: November 13, 2000        By: /s/ Selby F.  Little, III
                                      ---------------------------
                                  Selby F. Little, III, Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                         EXHIBIT INDEX


        27.1   Financial Data Schedule