Form 10-K
period 2000-12-31
HYDROCHEM INDUSTRIAL SERVICES INC
filed 2001-03-21
CIK 1044607

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

                                      INDEX

                                                                            Page
Part I.

        Item 1.     Business..............................................    3

        Item 2.     Properties............................................   10

        Item 3.     Legal Proceedings.....................................   10

        Item 4.     Submission of Matters to a Vote of Security  Holders..   10

Part II.

        Item 5.     Market for the Registrant's Common Equity and
                     Related Stockholder Matters..........................   10

        Item 6.     Selected Financial Data...............................   11

        Item 7.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................   12

        Item 7a.    Quantitative and Qualitative Disclosure about Market
                     Risk.................................................   17

        Item 8.     Financial Statements and Supplementary Data...........   18

        Item 9.     Changes in and disagreements with Accountants
                     on Accounting and Financial Disclosure...............   35

Part III.

        Item 10.   Directors and Executive Officers of the Registrant.....   35

        Item 11.   Executive Compensation.................................   37

        Item 12.   Security Ownership of Certain Beneficial
                     Owners and Management................................   39

        Item 13.   Certain Relationships and Related Transactions.........   41

Part IV.

        Item 14.   Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K..............................   41

Signatures................................................................   45

Exhibit Index.............................................................   47

Forward-Looking Statements

In addition to historical information, this Form 10-K Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned only as of the date on which such statements are made. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2001.

Part I.

Item 1.  BUSINESS

General

     HydroChem Industrial Services, Inc. ("HydroChem"), was formed in 1993 for the purpose of combining the industrial cleaning businesses of Hydro Environmental Services Limited Partnership ("Hydro Services") and the Dowell
Industrial Services division ("DIS") of Dowell Schlumberger Inc. These businesses had been operating since 1961 and 1938, respectively. In 1995,
HydroChem acquired the industrial cleaning business of the Halliburton Industrial Services division ("HIS") of Brown & Root Industrial Services, Inc. HIS had been operating since 1962.

     Effective January 1, 1999, HydroChem acquired substantially all of the assets and assumed certain liabilities of Valley Systems, Inc. and Valley Systems of Ohio, Inc., (collectively "Valley"). Valley had been operating since 1973. On November 19, 1999, HydroChem acquired all of the issued and outstanding shares of capital stock of Landry Service Co., Inc. ("LANSCO"). LANSCO had been operating since 1984. Effective October 1, 2000, LANSCO was merged into
HydroChem and now operates as a division of HydroChem. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 14 of Notes to Consolidated Financial Statements.)

     HydroChem generally conducts business outside the United States through its wholly owned subsidiary, HydroChem International, Inc. ("International"). (HydroChem and its subsidiaries are hereinafter sometimes referred to either separately or collectively as the "Company.") HydroChem is a wholly-owned subsidiary of HydroChem Holding, Inc. ("Holding").

     The Company is a leading provider of industrial cleaning services to a wide range of processing industries, including petrochemical plants, oil refineries, electric utilities, pulp and paper mills, steel mills and aluminum plants. Services provided include high-pressure and ultra-high pressure ("UHP") water cleaning ("hydroblasting"), chemical cleaning, industrial vacuuming, tank cleaning, mechanical, waste minimization, commissioning and other specialized services. The majority of these services involves recurring maintenance to improve or sustain the operating efficiencies and extend the useful lives of process equipment and facilities. During the year ended December 31, 2000, the Company provided services to approximately 1,200 customers at approximately 1,875 customer sites from 83 operating locations (including both branch and satellite locations) in the United States and one international location in Singapore.

     In 2000, approximately 55.2% of the Company's revenue was derived from its 20 largest customers, 14 of which are, or are affiliated with, Fortune 500/Global 1000 companies, and approximately 68.6% was derived from its 40 largest customers, 23 of which are, or are affiliated with, Fortune 500/Global 1000 companies.

     The Company's revenue by industry for each of the last three fiscal years is set forth in the following table (in thousands):

                                       Year ended December 31,
                         ----------------------------------------------------
                         1998     %          1999      %        2000       %
                         ----     -          ----      -        ----       -
Petrochemical ....     $ 84,600   50.1%    $ 97,590   50.9%    $112,657   52.6%
Oil refining .....       34,245   20.3       26,915   14.0       36,085   16.9
Electrical utility       16,779    9.9       23,348   12.2       25,960   12.1
Pulp and paper ...       11,985    7.1       10,571    5.5        7,014    3.3
Other ............       21,161   12.6       33,512   17.4       32,476   15.1
                         ------   ----       ------   ----       ------   ----
     Total .......     $168,770  100.0%    $191,936  100.0%    $214,192  100.0%
                       ========  =====     ========  =====     ========  =====


     The Company's revenue by service line for each of the last three fiscal years is set forth in the following table (in thousands):

                                       Year ended December 31,
                         ----------------------------------------------------
                         1998     %          1999      %        2000       %
                         ----     -          ----      -        ----       -
Hydroblasting ......   $ 79,665   47.2%    $ 86,173   44.9%    $ 83,795   39.1%
Chemical cleaning ..     52,954   31.4       53,771   28.0       54,446   25.4
Industrial vacuuming     24,500   14.5       36,184   18.9       43,404   20.3
Tank cleaning ......          -      -        2,079    1.1       18,267    8.5
Other ..............     11,651    6.9       13,729    7.1       14,280    6.7
                         ------    ---       ------    ---       ------    ---
     Total .........   $168,770  100.0%    $191,936  100.0%    $214,192  100.0%
                       ========  =====     ========  =====     ========  =====

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

     The Company performs its hydroblasting services using equipment that includes an engine, pump and high-pressure hoses that are attached to specialized application devices. Water typically emerges at pressures from 5,000 to 20,000 pounds per square inch, although in UHP applications, pressure of up to 40,000 pounds per square inch is used for certain cleaning and cutting jobs. The deposits and wastes removed by hydroblasting, along with water used in the process, are typically deposited into the customer's waste treatment system for further processing and disposal by the customer.

Chemical Cleaning Services

     Chemical cleaning typically involves circulating chemical solvents through process equipment, piping and tanks or other storage vessels under controlled conditions of temperature, pressure and time to remove fouling deposits from interior surfaces. Chemical cleaning is generally performed as a closed loop process and employed to dissolve substances on surfaces that are inaccessible to hydroblasting, or where chemical cleaning is more effective or safer than hydroblasting. Chemical cleaning also may involve the application of chemical solvents to deposits on exterior surfaces that cannot be cleaned with water or the addition of chemicals to by-products or waste products.

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

     Most of the Company's chemical cleaning services involves circulation of chemical solvents through process equipment, piping and tanks or other storage vessels. For many of these jobs, a sample of the fouling deposit or substance to be removed is sent to the Company's laboratory facility in the Houston, Texas area, where the Company's chemists determine its chemical make-up, the combination and concentration of chemicals best suited for the cleaning process, and the appropriate temperature, pressure and timing parameters for circulation of the chemicals. The Company also has mobile laboratory units which are used to perform limited chemical analysis on-site and to assist in monitoring ongoing chemical cleaning jobs. After the proper procedure for the on-site work has been determined, a field crew mixes the chemicals, typically on the customer's premises. Using pumping and circulating equipment, the field crew then circulates the solution through the process equipment and, in most cases, collects the waste material and used chemical solution. During the circulation process, the concentration levels of the substance to be removed, and the chemicals that have been introduced into the system are monitored to determine the rate at which the deposits are being removed, and to ensure that proper conditions are being maintained. After collection, the waste typically is emptied at the customer's on-site disposal or storage facility, or it may be pumped into holding tanks that remain on the customer's property for later disposal or treatment by the customer.

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

Other Services

     Tank Cleaning. The Company's tank cleaning services involve cleaning a variety of aboveground storage tanks, ranging from large crude oil and wastewater storage tanks to smaller tanks used for storage of a wide range of finished chemical products or chemicals used in production processes.

     The cleaning of aboveground storage tanks generally involves the removal of sludge from the tank by transforming the sludge to a pumpable state and pumping it out of the tank. Once out of the tank, the sludge is processed with a centrifuge or filter press in order to separate the solid component for disposal and possible internal recycling of usable product back to the customer.

     Many of the smaller chemical storage tanks are cleaned using the LANSCO GT (Gas-Tight) System which was developed in 1997. This process utilizes robotics in combining the cleaning and degassing of a tank without manned entry and without venting vapors to the atmosphere. This makes this process advantageous for tanks with hazardous materials and applications where VOC (volatile organic compound) emissions must be controlled for regulatory compliance. The conventional method entails degassing first and then cleaning in a subsequent step, requiring more time and higher cost.

     Mechanical Services. In 1998, the Company began offering certain mechanical services to its customers, including specialized "turnkey" heat exchanger, piping, tower and vessel services. These turnkey services involve providing both mechanical and industrial cleaning services to customers, usually in conjunction with a scheduled plant shutdown or "turnaround."

     Mechanical services typically involve heat exchangers. Heat exchangers are made up of tube bundles, and are essential components of petroleum refining and petrochemical processing. Heat exchangers require periodic maintenance and cleaning. Mechanical services offered by the Company include disassembling heat exchangers prior to in-place cleaning or extraction. If extracted, the tube bundles are placed on nearby concrete slabs for cleaning. After slab cleaning, the tube bundles are reinserted. Following either in-place or slab cleaning, heat exchangers are reassembled and pressure tested.

     Waste Minimization Services. The Company employs several techniques to reduce customer waste volumes prior to customer disposal, including de-watering and chemical treatment techniques as well as on-line water recycling. The equipment often employed in these processes consists of recessed chamber filter presses and centrifuges, which are used to reduce the customer's cost of disposing of waste and enhance recovery of usable product.

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

     The Company competes with a large number of companies in substantially all of the regions in which it operates. Many of these competitors are local or regional operations servicing a limited geographic area; however, others are larger companies with broader geographic coverage, similar to the Company. Accordingly, the Company's competitors in any particular geographic market may differ. In addition, competitors tend to be stronger in certain services and weaker in others, or may not offer a full range of services. While many of the Company's smaller competitors do not offer as extensive a line of services as the Company, future expansion by these companies or the development of alternative cleaning methods represents potential competition for the Company.

     Management believes that factors such as maintenance for improved efficiency, a trend toward outsourcing, industry consolidation among the Company's customers and environmental regulations have effected the demand for the Company's industrial cleaning services. Management also believes that the Company benefits from competitive strengths which include industry experience and long-term relationships with quality customers, a broad range of services and industry expertise, an excellent safety record, strategic locations, customer contracts, customer alliances, and experienced management. See "Marketing, Sales and Service Contracts."

Business Strategy

     The Company's business strategy is to expand services provided to existing customers through cross selling, establish relationships with new customers in existing geographic areas, expand geographically, establish additional customer alliances, pursue additional strategic acquisitions and control costs.

     The Company has successfully grown its business in the past through strategic acquisitions. Management intends to continue to consider opportunistic acquisitions that will add additional services and products to market to the Company's existing customer base, or to facilitate expansion of the Company's customer base or geographic coverage.

Field Organizational Structure

     The Company's field organization is primarily based on geographical divisions. Divisions are generally subdivided into areas, regions and branch locations, some of which are on-site locations. Branch locations are the primary business or operating units.

     The Company maintains operating and sales personnel at each of its branch locations and operates each location under the direction of a branch manager in accordance with policies, procedures and objectives established by management. Subject to these guidelines, branch personnel have significant autonomy in dealing with customers, employees and vendors in their geographic area. Each branch operates as a separate profit center and is responsible for billing and collecting accounts receivable, although cash receipts are collected centrally via lockbox. Each branch is also responsible for initiating vendor purchase orders and entering payroll hours, although vendor and payroll payments are processed at the Company's headquarters location. Each branch location is allotted certain equipment, vehicles and various types of specialized equipment. However, equipment and personnel are shared among locations as workloads dictate, enabling the Company to realize better utilization of its resources.

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

     Most of the Company's existing and prospective customers have procedures by which they qualify contractors to become approved vendors in their plants. Customers award master service contracts or contracts for individual projects only to approved vendors. Contractors may be selected at the individual plant level, or on a regional or national basis covering multiple plant locations. A particular plant will typically have two or more approved industrial cleaning providers. One of these may be designated as the primary service provider and receive a majority of the work. Alternatively, the work may be spread evenly between the service providers by the customer, or market share within the plant may be determined by the sales, marketing and operating capabilities of the different service providers. Plants also may have approved service providers for specific services (for example, plants may have hydroblasting contracts with one or more service providers and separate industrial vacuuming contracts with one or more other service providers) or may have contracts covering multiple services provided by the same provider.

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

Safety and Training

     Industrial cleaning involves exposure to potentially dangerous conditions. For liability and other reasons, customers are very concerned with the safety records of contractors used to perform services at their plants. To minimize the dangers inherent in this type of work, the Company conducts broad training and educational programs and has developed comprehensive safety policies and regulations. The main factors driving the Company's investment in these programs and policies are: (i) achieving employee and customer safety; (ii) controlling insurance costs; (iii) satisfying customers' growing safety and training requirements; (iv) meeting increasing governmental and regulatory requirements; and (v) improving the Company's overall performance. The Company's safety program includes educating Company personnel, implementing, monitoring and improving Company safety policies, employing field safety personnel, providing the proactive support of management, working with insurance companies and safety organizations to make use of their resources and expertise, using process improvement teams and undertaking safety audits, providing cash incentive programs for employees and linking a component of management bonuses to safety, requiring substance abuse screening, investigating all accidents, and distributing on a company-wide basis information regarding accidents that have occurred and how they could have been avoided.

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

Major Customer

     In 2000, The Dow Chemical Company represented 12.4% of the Company's total revenue. This includes revenue from Union Carbide Corporation which was acquired by The Dow Chemical Corporation in February 2001.

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

     Federal, State and Local Environmental Regulations. The Company performs substantially all of its industrial cleaning services at industrial process facilities owned by its customers. Although chemicals may be stored at the Company's branch locations and transported by the Company to its customers' plants, no industrial cleaning services are performed at the branch locations. Typically, hazardous and non-hazardous waste handled by the Company is disposed of by the customer using the customer's waste disposal facilities. However, the Company will transport the customer's waste from one point in the customer's plant to another point within the plant, which may involve travel on a public road or, on a limited basis, to a commercial disposal facility. As a part of its services to its customers, the Company may treat the customer's waste collected by the Company in the cleaning process to neutralize, minimize or separate it into its components, thus facilitating disposal or recycling by the customer. At all times, the customer retains title to and is deemed to be the generator of the waste. Therefore, management does not believe that the Company's activities subject it to the duties pertaining to generators of hazardous waste or to owners and operators of hazardous waste treatment, storage or disposal facilities. However, the Company could be subject to liability under applicable environmental statutes in the event of a spill, discharge or release of chemicals at a branch location, at a customer location, or during transportation.

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

     The Company currently has in force insurance policies covering general liability, workers' compensation/employer's liability, automobile liability, environmental liability and excess liability. All of these policies are in amounts the Company believes are consistent with industry practices and provide for the Company to pay a deductible or self-insured retention on each claim. However, there can be no assurance that the insurance will adequately protect the Company and, if the Company is only partially insured or completely uninsured, a related claim could result in a material adverse effect on the Company's financial condition and results of operations.

Employees

     As of December 31, 2000, the Company had approximately 2,300 full and part-time employees. Ten of the Company's employees at one branch location are covered by a collective bargaining agreement. Management believes that relations between the Company and its employees are good.

Item 2.  PROPERTIES

     The Company's corporate and corporate support headquarters, as well as its tank cleaning, commissioning services and West Division headquarters are located in a 132,000 square foot facility constructed in 1998 on 19.4 acres of land in the Houston, Texas area. This facility, which is owned by the Company, is in close proximity to many of the Company's branch locations and customers in the Houston ship channel area.

     As of February 28, 2001, the Company had 83 operating locations in the United States and one international location in Singapore. The Company's current domestic operating locations are located in Texas, Louisiana, Alabama, California, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky,
Maryland, Michigan, Minnesota, North Carolina, Ohio, Pennsylvania, Oklahoma, South Carolina, Tennessee, Utah, and Virginia. The Company owns 10 of these locations. Generally, the remaining locations are leased. Of these operating locations, 44 are on-site facilities provided by or leased from the Company's customers.

Item 3.  LEGAL PROCEEDINGS

     The Company has substantially completed the settlement, or has received indemnity for, all lawsuits originally filed in the 18th Judicial District Court for the Parish of Iberville, Louisiana against Georgia Gulf Corporation ("Georgia Gulf"), the Company and other defendants as well as certain additional claims which have been filed against the Company since the date the original lawsuits were filed. These lawsuits all arose from a chemical exposure incident at a Georgia Gulf facility in Plaquemine, Louisiana in September 1996. The plaintiffs in these lawsuits sought damages for alleged toxic exposure resulting from this incident. Settlement of the majority of the litigation was achieved pursuant to a Memorandum Of Understanding effective April 15, 1999 between Georgia Gulf, the Company and other defendants. In addition, by separate agreements, Georgia Gulf assumed the Company's defense and indemnity against the claims of any plaintiff who did not participate in the settlement, the claims of plaintiffs who were not parties to the settlement, the additional claims which have been filed and all future claims which may arise in connection with this incident. The Company, therefore, is no longer involved in the defense of these lawsuits.

     All payments by the Company under these arrangements have been made by the Company's insurance carriers. Because the settlement process is sufficiently completed, management believes this litigation has been concluded and will not have a material adverse affect on the Company's financial position or results of operations.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Part II.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable.

Item 6.  SELECTED FINANCIAL DATA

     The selected financial data below includes the accounts of all companies acquired by the Company from their respective dates of acquisition. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                               Year ended December 31,
                             ------------------------------------------------------------
                              1996         1997          1998          1999         2000
                              ----         ----          ----          ----         ----
                                            (dollars in thousands)
Financial Data:
  Revenue ...............    $156,003     $160,604      $168,770      $191,936     $214,192
  Gross profit ..........      61,630       65,019        63,599        77,984       81,870
  Gross margin ..........        39.5%        40.5%         37.7%         40.6%        38.2%

  EBITDA (1) ............    $ 19,527     $ 22,405      $ 19,354      $ 30,163     $ 31,506
  EBITDA margin (2) .....        12.5%        14.0%         11.5%         15.7%        14.7%

  Operating income ......    $ 11,762     $ 14,189      $ 10,276      $ 18,699     $ 19,796
  Income(loss)before taxes
   and extraordinary loss       1,829        4,101        (3,191)        2,638         (256)
  Net income (loss) .....         545         (523)       (3,191)        2,603          603

  Capital expenditures ..       6,829        9,557        19,149         6,282        6,457

  Net  cash  provided  by
   operating activities .      14,861       12,682        12,978        16,780       12,297

                                                 As of December 31,
                             ------------------------------------------------------------
                              1996         1997          1998          1999         2000
                              ----         ----          ----          ----         ----
                                                    (in thousands)
Balance Sheet Data:
  Cash and cash
   equivalents.........      $    671     $ 33,862      $ 33,775      $  4,140     $  6,380
  Working capital......        13,216       52,324        46,755        19,202       21,808
  Total assets.........       115,522      152,093       156,425       200,902      198,345
  Total long-term debt,
   including current
    maturities ........        68,325      110,000       116,117       150,879      148,208
  Dividends paid.......             -        8,540             -             -            -
  Stockholder's equity.        25,770       16,707        13,516        16,119       16,722

----------
(1)EBITDA for any relevant period presented above represents gross profit less selling, general and administrative expense. EBITDA should not be construed as a substitute for operating income, as an indicator of liquidity or as a substitute for net cash provided by operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA is included because management believes it to be a useful tool for analyzing operating performance, leverage, liquidity, and a company's ability to service debt.

(2)EBITDA margin for any relevant period presented above represents EBITDA divided by revenue.

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

                                                   Year Ended December 31,
                                            ------------------------------------
                                                1998        1999        2000
                                                ----        ----        ----
       Revenue............................     100.0%      100.0%      100.0%
       Cost of revenue....................      62.3        59.4        61.8
                                                ----        ----        ----
         Gross profit.....................      37.7        40.6        38.2
       SG&A expense.......................      26.2        24.9        23.5
       Depreciation.......................       5.4         6.0         5.5
                                                ----        ----        ----
         Operating income.................       6.1         9.7         9.2
       Other (income) expense:
         Interest expense, net............       6.2         6.8         7.4
         Special charges..................       0.5          -           -
         Restructuring charge.............       0.4          -           -
         Other (income) expense, net......        -           -           -
         Amortization of intangibles......       0.9         1.5         1.9
                                                ----        ----        ----
       Income   (loss)   before   taxes  and
        extraordinary loss................      (1.9)        1.4        (0.1)
         Income tax benefit...............        -            -        (0.4)
                                                ----        ----        ----
       Income  (loss)  before  extraordinary
        loss..............................      (1.9)        1.4         0.3
         Extraordinary loss on early
          extinguishment of debt,
            net of taxes..................        -           -          -
                                                ----        ----        ----
       Net income (loss)..................      (1.9)%       1.4        0.3%
                                                ====        ====        ====
       EBITDA.............................      11.5%       15.7%       14.7%
                                                ====        ====        ====

Comparison of 2000 results to 1999

     Revenue. Revenue increased $22.3 million, or 11.6%, to $214.2 million for the year ended December 31, 2000 from $191.9 million in the prior year. The increase resulted from an increase in tank cleaning revenue of $16.2 million, principally attributable to the LANSCO acquisition, an increase in industrial vacuuming revenue of $7.2 million, or 20.0%, from $36.2 million to $43.4 million, an increase in chemical cleaning revenue of $675,000, or 1.3%, from $53.8 million to $54.4 million, and an increase in revenue from other services of $551,000, or 4.0%, from $13.7 million to $14.3 million. These increases were partially offset by a decrease in hydroblasting revenue of $2.4 million, or 2.8% from $86.2 million to $83.8 million. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 1999 and 2000. Chemical cleaning revenue increased primarily as a result of an increase in the volume of projects. Revenue from other services increased principally as a result of increased waste minimization and nuclear projects. The decrease in hydroblasting revenue resulted from a reduced volume of projects and reduced refinery turnaround activity.

     Gross profit. Gross profit increased $3.9 million, or 5.0%, to $81.9 million in 2000 from $78.0 million in the prior year. Cost of revenue increased $18.4 million, or 16.1%, to $132.3 million in 2000 from $114.0 million in the prior year primarily due to the LANSCO acquisition. The 2.4% decrease from the prior year period in gross profit as a percentage of revenue principally resulted from increased labor, fuel and equipment maintenance costs and lower margins in the acquired LANSCO operations.

     SG&A expense. SG&A expense increased $2.5 million, or 5.3%, to $50.4 million in 2000 from $47.8 million in the prior year. The increase primarily resulted from the SG&A expense of LANSCO, which was partially reduced by lower insurance and profit sharing expense.

     EBITDA. Increased gross profit, partially offset by increased SG&A expense, resulted in a $1.3 million, or 4.5%, increase in EBITDA to $31.5 million in 2000 from $30.2 million in the prior year.

     Depreciation. Depreciation expense increased $246,000, or 2.2%, to $11.7 million in 2000 from $11.5 million in the prior year. The increase in depreciation expense principally resulted from the acquired LANSCO assets and from capital expenditures in 1999 and 2000, partially offset by a reduction in depreciation associated with fully depreciated assets.

     Operating income. Increased gross profit, partially offset by increased SG&A and depreciation expense, resulted in an increase in operating income of $1.1 million, or 5.9%, to $19.8 million in 2000, from $18.7 million in the prior year.

     Interest expense, net. Interest expense, net increased $2.9 million, or 22.1%, to $16.0 million in 2000 from $13.1 million in the prior year. Increased interest expense, net resulted from additional borrowings to finance the LANSCO acquisition.

     Amortization. Amortization expense increased $1.2 million, or 40.9%, to $4.0 million in 2000 from $2.8 million in the prior year. Increased amortization expense resulted from goodwill incurred in connection with the acquisition of LANSCO.

     Income (loss) before taxes. For the reasons described above, the Company incurred a loss before taxes of $256,000 in 2000 as compared to income before taxes of $2.6 million in the prior year. This represents a decrease of $2.9 million.

     Income tax benefit. An income tax benefit in the amount of $859,000 was recorded, principally resulting from changes in the valuation allowance for deferred taxes. The Company had a valuation allowance of $2.3 million and $363,000 as of December 31, 1999 and 2000, respectively against the net operating loss and foreign tax credit carryforwards. The change in the valuation allowance is the result of utilizing net operating loss carryforwards. These net operating loss carryforwards are being recognized as management believes it is more likely than not that the deferred tax asset would be realized primarily due to the expected future reversal of depreciation temporary differences.

     Net income (loss). For the reasons described above, net income decreased $2.0 million to $603,000 in 2000, from $2.6 million in the prior year.

Comparison of 1999 results to 1998

     Revenue. Revenue increased $23.2 million, or 13.7%, to $191.9 million for the year ended December 31, 1999 from $168.8 million in the prior year. The increase in revenue, which applied to all service lines, resulted from an increase in industrial vacuuming revenue of $11.7 million, or 47.7%, from $24.5 million to $36.2 million, an increase in hydroblasting revenue of $6.5 million, or 8.2% from $79.7 million to $86.2 million, an increase in revenue from other services of $4.2 million, or 35.7%, from $11.6 million to $15.8 million, and an increase in chemical cleaning revenue of $817,000, or 1.5%, from $53.0 million to $53.8 million. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 1998 and 1999, and the acquisition of the Valley assets. Hydroblasting revenue increased primarily as a result of the acquisition of the Valley assets, partially offset by a reduced volume of projects in other locations. The increase in revenue from other services principally resulted from an increased volume of commissioning services projects, mechanical services projects, and tank cleaning services resulting from the acquisition of LANSCO in November 1999. The increase in chemical cleaning revenue principally resulted from an increased volume of projects.

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

     Special charges. In 1998, the Company incurred $325,000 in expenses related to negotiation and due diligence efforts associated with a terminated acquisition, $290,000 related to the consolidation of corporate facilities and certain other operations into the Company's new headquarters, and $200,000 in non-capitalizable costs incurred in connection with the Company's Year 2000 compliance program. (See Note 6 of Notes to Consolidated Financial Statements.)

     Restructuring   charge.   The  Company  incurred   $740,000  in  severance,
facilities and other costs in connection with a cost reduction program initiated in late 1998. (See Note 6 of Notes to Consolidated Financial Statements.)

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

     Income tax benefit. The effective income tax rate remained at zero in 1999 consistent with the prior year, principally as a result from changes in the valuation allowance of deferred tax assets.

     Extraordinary loss. In 1999, as a result of the early repayment of HydroChem's prior credit facility, an extraordinary loss was recognized in the amount of $35,000.

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

                                                                      Three months ended
                               ---------------------------------------------------------------------------------------------------
                                                     1999                                              2000
                               ------------------------------------------------- -------------------------------------------------
                                 Mar. 31     June 30     Sept. 30      Dec. 31     Mar. 31     June 30     Sept. 30      Dec. 31
                                 -------     -------     --------      -------     -------     -------     --------      -------
                                                                          (in thousands)
Revenue..................         $50,905     $52,194     $43,010      $45,827      $53,439     $54,199     $52,049      $54,505
Cost of revenue..........          30,263      30,437      25,709       27,543       32,264      33,173      32,733       34,152
                                   ------      ------      ------       ------       ------      ------      ------       ------
   Gross profit..........          20,642      21,757      17,301       18,284       21,175      21,026      19,316       20,353
SG&A expense.............          12,500      12,874      11,144       11,303       12,801      12,257      12,293       13,013
Depreciation.............           2,913       2,839       2,836        2,876        2,933       2,882       3,016        2,879
                                    -----       -----       -----        -----        -----       -----       -----        -----
   Operating income......           5,229       6,044       3,321        4,105        5,441       5,887       4,007        4,461
Other (income) expense:
  Interest expense, net..           3,268       3,228       3,229        3,404        4,014       4,019       4,018        3,984
  Other(income)expense,
    net..................             (42)        (26)        105           61           27         134         (98)         (38)
  Amortization of
    intangibles..........             634         633         634          933          983       1,013         999          997
                                      ---         ---         ---          ---          ---       -----         ---          ---
Income (loss) before taxes
    and extraordinary loss          1,369       2,209        (647)        (293)         417         721        (912)        (482)
  Income tax benefit.....               -           -           -            -            -           -           -         (859)
                                    -----       -----       -----        -----        -----       -----       -----        -----
Income (loss) before
   extraordinary loss....           1,369       2,209        (647)        (293)         417         721        (912)         377
  Extraordinary loss.....               -           -           -           35            -           -           -            -
                                    -----       -----       -----        -----        -----       -----       -----        -----
Net income (loss)........         $ 1,369     $ 2,209     $  (647)     $  (328)     $   417     $   721     $  (912)     $   377
                                    =====       =====       =====        =====        =====       =====       =====        =====
EBITDA...................         $ 8,142     $ 8,883     $ 6,157      $ 6,981      $ 8,374     $ 8,769     $ 7,023      $ 7,340
                                    =====       =====       =====        =====        =====       =====       =====        =====

Liquidity and Capital Resources

     The Company principally has financed its operations through net cash provided by operating activities, existing cash balances, available credit facilities and capital contributions from Holding. In August 1997, HydroChem issued $110.0 million of its 10 3/8% Senior Subordinated Notes due 2007 (the "Series A Notes") in a private offering pursuant to Rule 144A under the Securities Act of 1933. HydroChem registered a substantially identical series of notes (the "Series B Notes") with the Securities and Exchange Commission and on November 7, 1997 completed an exchange of the Series B Notes for the Series A Notes. The Series B Notes mature on August 1, 2007 and bear interest at 10 3/8% per annum which is payable semi-annually in arrears on February 1 and August 1 of each year. The Series B Notes are redeemable at the option of HydroChem, in whole or in part, on or after August 1, 2002 at specified redemption prices. All HydroChem subsidiaries, including International, are guarantors of the Series B Notes on a full and unconditional basis.

     On November 19, 1999, the Company entered into a credit agreement with six financial institutions which provides for secured borrowings of up to $60.0 million, consisting of a $30.0 million term loan (the "Term Loan") and a $30.0 million revolving loan (the "Revolver") which is subject to borrowing base limitations. The credit facility expires on December 31, 2004, requires HydroChem to meet certain customary financial ratios and covenants and restricts the Company from any further pledging of its assets. The credit facility is secured by all current and future assets of the Company and Holding. HydroChem, at its discretion, can pay interest on a Base Rate or Eurodollar ("LIBOR") basis, plus applicable margins. Base Rate margins range from 0.00% to 1.75% depending on the type of advance and the Company's leverage ratio as determined quarterly. LIBOR-based margins range from 1.75% to 3.00%, depending on the Company's leverage ratio as determined quarterly. The length of the LIBOR-based interest periods is generally one to six months in duration. However, interest payments are required at least every three months. In addition, a commitment fee of 0.3% to 0.5% per annum, depending on the Company's leverage ratio as determined quarterly, is payable quarterly on the unborrowed portion of the Revolver.

     As of December 31, 2000, $29.0 million was outstanding under the Term Loan. The Term Loan requires scheduled quarterly principal payments, which began September 30, 2000. In addition, the Company may be required to make mandatory additional principal payments, based on the Company's excess cash flow and certain other events, as defined in the credit agreement. As of December 31, 2000, the Company's borrowing base under the Revolver was $28.9 million, of which $1.5 million had been drawn in the form of standby letters of credit, principally issued in connection with the Company's property and casualty insurance program, and the Company had available unused borrowings of $23.6 million, net of covenant test limitations.

     In connection with the Company's headquarters and operating facilities in the Houston, Texas area, HydroChem entered into a loan agreement with a financial institution on July 17, 1998, as amended. The loan agreement provided for an interim financing construction loan of up to $7.5 million, which was converted to a term loan (the "Mortgage Loan") in the amount of $7.5 million on March 31, 1999. The Mortgage Loan is collateralized by first priority liens on the land and improvements, matures on September 30, 2006, and requires quarterly payments of interest and principal. Interest rates on the Mortgage Loan are at LIBOR plus 1.75%, adjusted quarterly. On July 17, 1998, HydroChem also entered into an interest rate protection agreement with the same financial institution (the "Interest Rate Swap"). Under the Interest Rate Swap, the Company's effective fixed borrowing rate for the Mortgage Loan is 7.82%. The loan agreement requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from transferring or pledging the facility's assets. At December 31, 2000, the Company had $7.2 million outstanding under the Mortgage Loan.

     The Company acquired LANSCO on November 19, 1999. In connection with the LANSCO acquisition, the Company issued two promissory notes (the "Seller Notes") to the principal selling shareholders of LANSCO in the aggregate principal amount of $3.5 million. The Seller Notes bear interest at 8% per annum, mature on November 19, 2001, and require semi-annual interest payments and annual principal payments. The first principal payments in the amount of $1.5 million were paid on November 19, 2000. The final principal payments, in the amount of $2.0 million, are due November 19, 2001. The Seller Notes are unsecured, subordinated to all Senior Debt (as defined in the Seller Notes) of the Company, and contain no financial ratios or covenants that must be met. (See Note 14 of Notes to Consolidated Financing Statements.)

     For the year ended December 31, 2000, $5.2 million of net cash was provided by operating and investing activities, which consisted of $12.3 million provided by operating activities and $7.1 million used in investing activities. For the year ended December 31, 1999, the Company used net cash of $52.5 million for operating and investing activities, which consisted of $16.8 million provided by operating activities and $69.3 million used in investing activities. For the year ended December 31, 1998, $5.9 million of net cash was used in operating and investing activities, which consisted of $12.9 million provided by operating activities and $18.8 million used in investing activities. Except for the Valley and LANSCO acquisitions in 1999 and 2000, investing activities for all periods primarily consisted of expenditures for property and equipment.

     For the year ended December 31, 2000, expenditures for property and equipment were $6.5 million. These expenditures were principally for the purchase of operating equipment. Expenditures for property and equipment for the year ended December 31, 1999 were $6.3 million. Of this amount, $4.2 million principally was used to purchase operating equipment, $1.2 million to purchase and implement new field and corporate computer software and hardware systems, and $956,000 in connection with the construction of the Company's headquarters and operating facility. In 1998, $19.1 million of expenditures for property and equipment included $9.1 million for the purchase of land and the construction of the Company's headquarters and operating facility, $8.4 million principally for the purchase of operating equipment, and $1.6 million for the implementation of new field and corporate computer software and hardware systems.

     Effective January 1, 1999, HydroChem acquired substantially all of the assets and assumed certain liabilities of Valley. The adjusted purchase price for the acquired assets was $30.9 million in cash, of which $4.0 million was deposited into escrow. In addition, the Company assumed approximately $2.5 million in capital lease obligations, which were subsequently replaced with operating leases, and paid $5.6 million in cash at closing to retire Valley's bank debt. The source of funds for the acquisition was a combination of existing available cash and bank borrowings.

     On November 19, 1999, HydroChem acquired all of the issued and outstanding shares of capital stock (the "Shares") of LANSCO. The Company paid $35.5 million for the Shares, consisting of $32.0 million in cash paid at closing and $3.5 million in Seller Notes payable in installments with interest over the two years following the date of acquisition to the two principal stockholders of LANSCO. Further, the Company has agreed to pay one of these principal stockholders an additional $1.25 million over two years as additional consideration for his Shares and for consulting services. The source of funds for the acquisition was a combination of existing available cash, the Seller Notes, and bank debt pursuant to the Term Loan and Revolver.

     Management believes that cash and cash equivalents at December 31, 2000, net cash expected to be provided by operating activities and borrowings, if necessary, under the Revolver will be sufficient to meet the Company's cash requirements for operations and expenditures for property and equipment for the next twelve months and the foreseeable future thereafter. From time to time, the Company reviews acquisition opportunities as they arise, and may require additional financing if it decides to make additional acquisitions. There can be no assurance, however, that any such acquisition opportunities will arise, that any such acquisitions will be consummated, or that any related financing will be available when required on terms satisfactory to the Company.

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

     The Company is exposed to certain market risks, which include financial instruments such as short-term investments, trade receivables, and long-term debt. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. The Notes to Consolidated Financial Statements provide a description of the Company's accounting policies and other information related to these financial instruments. The Company does not engage in speculative transactions and does not use derivative instruments or engage in hedging activities, except for the Interest Rate Swap which was put in place during 1999 in connection with the Mortgage Loan.

     The Company provides industrial cleaning services to a wide range of processing industries including petrochemical plants, oil refineries, electric utilities, pulp and paper mills, steel mills, and aluminum plants. Management believes the Company's portfolio of accounts receivable is well diversified and, as a result, its credit risks are low. On a periodic basis, management evaluates the creditworthiness of the Company's customers and monitors accounts receivable, but typically does not require collateral. The Company's trade receivables are primarily denominated in U.S. dollars and are generally collected in a timely manner. Historically, bad debts have not been material and have been within management's expectations. Management believes timely collection of trade receivables minimizes associated credit risk.

     The Company places its short-term investments, which generally have a term of less than 90 days, with high quality financial institutions, limits the amount of credit exposure to any one institution, and has investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of December 31, 2000, the Company had short-term investments totaling $6.3 million. Due to the short-term nature of these instruments, their carrying value approximated market value. Management does not believe that a decrease of 1.0% from average investment rates in 2000 would be material to the Company during 2001.

     As of December 31, 2000, the Company's outstanding long-term debt consisted of the Series B Notes, the Term Loan, the Mortgage Loan, and the Seller Notes. The Series B Notes totaled $110.0 million, are due in the year 2007, and bear interest at a fixed rate of 10 3/8%. As of December 31, 2000, their fair value was estimated to be $79.2 million. At the same date, the Term Loan, the Mortgage Loan and the Seller Notes totaled $29.0 million, $7.2 million and $2.0 million, respectively, and approximated their fair value. The Term Loan matures on December 31, 2004. The interest rates for the Term Loan and Revolver, at the discretion of the Company, are at Base Rate or LIBOR, plus applicable margins. Margins range from 0.00% to 3.00%, depending upon which interest rate option is in effect and the Company's leverage ratio as determined quarterly. The Company periodically reviews various alternatives to protect long-term debt against interest rate fluctuations. The Mortgage Loan bears interest at LIBOR rates plus 1.75%, adjusted quarterly. To protect the Mortgage Loan against interest rate fluctuations, the Company utilizes the Interest Rate Swap which fixes the interest rate at 7.82% per annum. The Seller Notes are due in two installments with the final installment due on November 19, 2001, and bear interest at 8% per annum. The market risk, estimated as a potential increase in fair value of these debt instruments resulting from a hypothetical 1.0% decrease in interest rates, is estimated to not be material to the Company during 2001.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Index to Consolidated Financial Statements on page 19 of the Company's Consolidated Financial Statements and Notes thereto. Quarterly financial data for the Company is presented on page 15. Supplementary schedules for the Company have been omitted as not required or not applicable because the information required to be presented is included in the Company's Consolidated Financial Statements and Notes thereto.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Consolidated Financial Statements                                         Page

  Report of Independent Auditors............................................20

  Consolidated Balance Sheets as of December 31, 1999 and 2000..............21

  Consolidated Statements of Operations for each of the years ended
     December 31, 1998, 1999 and 2000.......................................22

  Consolidated Statements of Stockholder's Equity for each of the years ended
     December 31, 1998, 1999 and 2000.......................................23

  Consolidated Statements of Cash Flows for each of the years ended
     December 31, 1998, 1999 and 2000.......................................24

  Notes to Consolidated Financial Statements................................25

                         REPORT OF INDEPENDENT AUDITORS





Board of Directors
HydroChem Industrial Services, Inc.


     We have audited the accompanying consolidated balance sheets of HydroChem Industrial Services, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HydroChem Industrial Services, Inc. and Subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                ERNST & YOUNG LLP



Houston, Texas
February 20, 2001

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                     December 31,
                                                             ------------------------
                                                                  1999          2000
                                                             ------------    ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents ................................   $  4,140   $  6,380
   Receivables, less allowance of $671 and $723, respectively     33,488     39,781
   Inventories ..............................................      4,721      4,467
   Prepaid expenses and other current assets ................      1,993      2,224
   Income taxes receivable ..................................        504        328
   Deferred income taxes (Note 7) ...........................      1,725      1,536
                               -                                   -----      -----
      Total current assets ..................................     46,571     54,716

Property and equipment, at cost (Note 4) ....................     96,672    100,419
   Accumulated depreciation .................................    (43,756)   (53,721)
                                                                 -------    -------
                                                                  52,916     46,698

Intangible assets, net (Note 2) .............................    101,415     96,931
                             -                                   -------     ------

      Total assets ..........................................   $200,902   $198,345
                                                                ========   ========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable .........................................   $  6,829   $  9,455
   Accrued liabilities ......................................     17,870     15,595
   Current portion of long-term debt (Note 5) ...............      2,670      7,858
         Total current liabilities ..........................     27,369     32,908

Long-term debt (Note 5) .....................................    148,209    140,350
Deferred income taxes (Note 7) ..............................      9,205      8,365
Commitments and contingencies (Note 8)

Stockholder's equity:
      Common stock, $.01 par value:
         1,000 shares authorized, 100 shares outstanding.....          1          1
      Additional paid-in-capital ............................     16,558     16,558
      Retained earnings (deficit) ...........................       (440)       163
                                                                    ----        ---
         Total stockholder's equity .........................     16,119     16,722
                                                                  ------     ------

         Total liabilities and stockholder's equity .........   $200,902   $198,345
                                                                ========   ========





                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                               Year ended December 31,
                                     -------------------------------------------
                                          1998           1999          2000
                                          ----           ----          ----
Revenue...........................    $ 168,770      $  191,936    $ 214,192
Cost of revenue...................      105,171         113,952      132,322
                                        -------        --------      -------
   Gross profit...................       63,599          77,984       81,870

Selling, general and administrative
   expense........................       44,245          47,821       50,364
Depreciation......................        9,078          11,464       11,710
                                        -------        --------      -------
   Operating income...............       10,276          18,699       19,796

Other (income) expense:
   Interest expense, net..........       10,470          13,129       16,035
   Special charges (Note 6).......          815               -            -
   Restructuring charge (Note 6)..          740               -            -
   Other (income) expense, net....          (59)             98           25
   Amortization of intangibles....        1,501           2,834        3,992
                                        -------        --------      -------

Income (loss) before taxes and
   extraordinary loss.............       (3,191)          2,638         (256)

   Income tax benefit (Note 7)....            -               -         (859)
                                        -------        --------      -------

Income (loss) before extraordinary
   loss...........................       (3,191)          2,638          603

   Extraordinary loss on early
     extinguishment of debt,
     net of taxes (Note 5)........            -              35            -
                                        -------        --------      -------

Net income (loss).................    $  (3,191)     $    2,603    $     603
                                        =======        ========      =======
















                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (in thousands)



                                            Additional   Retained
                                Common       Paid-in     Earnings
                                 Stock       Capital     (Deficit)    Total
                                 -----       -------     ---------    -----
Balance at December 31, 1997   $     1       $16,558     $   148     $16,707
   Net loss ................         -             -      (3,191)     (3,191)
                               -------       -------     -------     -------
Balance at December 31, 1998         1        16,558      (3,043)     13,516
   Net income ..............         -             -       2,603       2,603
                               -------       -------     -------     -------
Balance at December 31, 1999   $     1       $16,558     $  (440)    $16,119
   Net income ..............         -             -         603         603
                               -------       -------     -------     -------
Balance at December 31, 2000   $     1       $16,558     $   163     $16,722
                               =======       =======     =======     =======





























                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year ended December 31,
                                                 -------------------------------
                                                    1998       1999       2000
                                                    ----       ----       ----
Operating activities:
   Net income (loss).........................    $(3,191)   $  2,603   $   603
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation............................      9,078      11,464    11,710
     Amortization............................      1,501       2,834     3,992
     Amortization of deferred financing costs        392         504       738
     Write-off of deferred financing costs...          -          35         -
     Deferred income tax provision (benefit).        241         349      (651)
     Loss (gain) on sale of property and
      equipment..............................        (36)         13       130
   Changes in operating assets and liabilities:
     Restricted cash.........................      2,858           -         -
     Receivables, net........................        400      (1,061)   (6,293)
     Inventories.............................        (39)       (819)      254
     Prepaid expenses and other current assets        77         256      (231)
     Income taxes receivable.................        164        (106)      176
     Accounts payable........................        150         292     2,626
     Income taxes payable....................        (40)          -         -
     Accrued liabilities.....................      1,423         416      (757)
                                                   -----      ------     -----
      Net cash provided by operating activities    12,978     16,780     12,297
                                                   ------     ------     ------

Investing activities:
   Expenditures for property and equipment...    (19,149)     (6,282)   (6,457)
   Acquisitions, net of cash acquired........          -     (63,362)   (1,518)
   Proceeds from sale of property and equipment      308         307       835
                                                   -----      ------     -----
      Net cash used in investing activities..    (18,841)    (69,337)   (7,140)
                                                 -------     -------    ------

Financing activities:
   Proceeds from (repayments of) long-term
    debt, net................................      6,117      24,590    (2,671)
   Debt financing costs......................       (341)     (1,668)     (246)
                                                   -----      ------     ------
      Net cash provided (used) by financing
       activities............................      5,776      22,922    (2,917)
                                                   -----      ------    ------

Net increase (decrease) in cash and cash
 equivalents.................................        (87)    (29,635)    2,240
Cash and cash equivalents at beginning of period  33,862      33,775     4,140
                                                  ------      ------     -----
Cash and cash equivalents at end of period...    $33,775    $  4,140   $ 6,380
                                                  ======      ======     =====

Supplemental disclosure:
   Cash paid during the year for interest....    $11,290    $ 12,738   $15,481
   Cash refunded during the year for income
    taxes, net of amounts paid...............       (355)       (151)     (145)



                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


1.   Organization, Formation and Basis of Presentation

     The consolidated financial statements include the accounts of HydroChem Industrial Services, Inc. ("HydroChem") and its wholly-owned subsidiaries. (HydroChem and its subsidiaries are hereinafter sometimes referred to either separately or collectively as the "Company.") HydroChem is a wholly-owned subsidiary of HydroChem Holding, Inc. ("Holding").

     The Company is engaged in the business of providing industrial cleaning services to a wide range of processing industries, including petrochemical plants, oil refineries, electric utilities, pulp and paper mills, steel mills, and aluminum plants. Services provided include high-pressure and ultra-high pressure water cleaning (hydroblasting), chemical cleaning, industrial vacuuming, tank cleaning, mechanical services, waste minimization, commissioning and other specialized services. The majority of these services involve recurring maintenance to improve or sustain the operating efficiencies and extend the useful lives of process equipment and facilities.

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

Intangible Assets, net

     Intangible assets, which relate primarily to costs in excess of the fair value of net assets acquired, primarily are being amortized over 10 to 40 years on a straight-line basis. Intangible assets also include costs allocated to other specifically identifiable assets arising from business acquisitions which are being amortized on a straight-line basis over their estimated useful lives, which range from 4 to 40 years. These net intangible assets totaled $96,874,000 and $92,899,000, net of accumulated amortization of $9,985,000 and $13,977,000, at December 31, 1999 and 2000, respectively. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of the intangible assets may warrant revision or that the remaining balances may not be recoverable. Should factors indicate that the intangible assets should be evaluated for possible impairment, the Company would use an estimate of the acquired business's undiscounted future cash flows compared to the carrying value of the assets to determine whether the assets are deemed impaired. Management believes there have been no events or circumstances which warrant revision to the remaining useful lives or which affect the recoverability of the Company's intangible assets.

     Other intangibles include net deferred financing costs of $4,541,000 and $4,032,000, net of accumulated amortization of $1,875,000 and $2,614,000, at December 31, 1999 and 2000, respectively. Deferred financing costs are being amortized over five to ten year financing terms and are recorded as interest expense.

Revenues

     Revenues are recognized when services are provided.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in the fourth calendar quarter of 2000. The adoption did not require the Company to make any changes in its current revenue recognition policies, practices or procedures.

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

Reclassifications

     Certain 1998 and 1999 amounts have been reclassified to conform to the 2000 presentation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

     The Company provides industrial cleaning services to a wide range of processing industries including petrochemical plants, oil refineries, electric utilities, pulp and paper mills, steel mills, and aluminum plants. The Company believes its portfolio of accounts receivable is well diversified and, as a result, its credit risks are minimal. The Company evaluates the creditworthiness of its customers and monitors accounts on a periodic basis, but typically does not require collateral. Credit losses have been within management's expectations.

New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. As a result of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant affect on earnings or the financial position of the Company.

3.   Receivables

     Receivables primarily include trade accounts and accrued receivables of $33,488,000 and $39,781,000, net of allowance for doubtful accounts of $671,000 and $723,000, at December 31, 1999 and 2000, respectively. During 1999 and 2000, the Company recorded bad debt expense of $85,000 and $549,000, respectively. During 2000, the Company wrote off $680,000 related to receivables from a customer which filed bankruptcy. In addition, during 1999 and 2000, the Company recorded other adjustments to the allowance for doubtful accounts in the amount of $9,000 and $183,000, respectively. During 1999, $59,000 of allowance for doubtful accounts was added in connection with the acquisition of LANSCO. Also, in 1999 the Company recovered $190,000 which was previously written-off.

4.   Property and Equipment

     Property and equipment at December 31, 1999 and 2000 consisted of the following (in thousands):

                                                             1999       2000
                                                             ----       ----
      Land............................................    $ 2,104    $  1,961
      Office facilities, furniture, fixtures and
       computer equipment.............................     21,005      22,055
      Machinery and equipment.........................     71,706      74,826
      Vehicles........................................      1,857       1,577
                                                          -------    --------
         Total property and equipment.................    $96,672    $100,419
                                                           ======     =======

5.   Long-Term Debt

     Long-term debt at December 31, 1999 and 2000 consisted of the following (in thousands):

                                                            1999          2000
                                                            ----          ----
      Series B Notes..................................    $110,000      $110,000
      Term Loan.......................................     30,000         29,000
      Mortgage Loan...................................      7,379          7,208
      Seller Notes....................................      3,500          2,000
                                                          -------       --------
         Total long-term debt.........................    150,879        148,208
         Less current portion of long-term debt.......     (2,670)        (7,858)
                                                          -------       --------
                                                         $148,209       $140,350
                                                         ========       ========

     In August 1997, HydroChem issued $110,000,000 of its 10 3/8% Senior Subordinated Notes due 2007 (the "Series A Notes") in a private offering pursuant to Rule 144A under the Securities Act of 1933. HydroChem registered a substantially identical series of notes (the "Series B Notes") with the Securities and Exchange Commission and on November 7, 1997 completed an exchange of the Series B Notes for the Series A Notes. The Series B Notes mature on
August 1, 2007 and bear interest at 10 3/8% per annum which is payable semi-annually in arrears on February 1 and August 1 of each year. The Series B Notes are redeemable at the option of HydroChem, in whole or in part, on or after August 1, 2002 at specified redemption prices. All HydroChem subsidiaries, including International, are guarantors of the Series B Notes on a full and unconditional basis.

     On November 19, 1999, the Company entered into a credit agreement with six financial institutions which provides for secured borrowings of up to $60,000,000, consisting of a $30,000,000 term loan (the "Term Loan") and a $30,000,000 revolving loan (the "Revolver") which is subject to borrowing base limitations. The credit facility expires on December 31, 2004, requires
HydroChem to meet certain customary financial ratios and covenants, and restricts the Company from any further pledging of its assets. The credit facility is secured by all current and future assets of the Company and Holding. HydroChem, at its discretion, can pay interest on a Base Rate or Eurodollar ("LIBOR") basis, plus applicable margins. Base Rate margins range from 0.00% to 1.75%, depending on the type of advance and the Company's leverage ratio as determined quarterly. LIBOR-based margins range from 1.75% to 3.00%, depending on the Company's leverage ratio as determined quarterly. The length of LIBOR-based interest periods is generally one to six months in duration. However, interest payments are required at least every three months. In addition, a commitment fee of 0.3% to 0.5% per annum, depending on the Company's leverage ratio as determined quarterly, is payable quarterly on the unborrowed portion of the Revolver.

     As of December 31, 2000, $29,000,000 was outstanding under the Term Loan. The Term Loan requires scheduled quarterly principal payments which began September 30, 2000. In addition, the Company may be required to make mandatory additional principal payments, based on the Company's excess cash flow and certain other events, as defined in the credit agreement. As of December 31, 2000, the Company's borrowing base under the Revolver was $28,871,000, of which $1,520,000 had been drawn in the form of standby letters of credit, principally issued in connection with the Company's property and casualty insurance program, and the Company had available unused borrowings of $23,554,000, net of covenant test limitations.

     In connection with the Company's headquarters and operating facility in the Houston, Texas area, HydroChem entered into a loan agreement with a financial institution dated July 17, 1998 as amended. The loan agreement provided for an interim financing construction loan of up to $7,500,000, which was converted to a term loan (the "Mortgage Loan") in the amount of $7,500,000 on March 31, 1999. The Mortgage Loan is collateralized by first priority liens on the land and improvements, matures on September 30, 2006, and requires quarterly payments of interest and principal. Interest rates on the Mortgage Loan are at LIBOR plus 1.75%, adjusted quarterly. On July 17, 1998, HydroChem also entered into an interest rate protection agreement with the same financial institution (the "Interest Rate Swap"). Under the Interest Rate Swap, the Company's effective fixed borrowing rate for the Mortgage Loan is 7.82%. The loan agreement requires the Company to meet certain customary financial ratios and covenants and generally restricts the Company from transferring or pledging the facility's assets. At December 31, 2000, the Company had $7,208,000 outstanding under the Mortgage Loan.

     In connection with an acquisition, the Company issued two promissory notes (the "Seller Notes") to the principal selling shareholders in the aggregate principal amount of $3,500,000. The Seller Notes bear interest at 8% per annum, mature on November 19, 2001, and require semi-annual interest payments and annual principal payments. The first principal payments, in the amount of $1,500,000, were paid on November 19, 2000. The final principal payments, in the amount of $2,000,000, are due November 19, 2001. The Seller Notes are unsecured, subordinated to all Senior Debt (as defined in the Seller Notes) of the Company, and contain no financial ratios or covenants that must be met.

     Maturities of long-term debt for the years ended December 31, are as follows (in thousands):

            2001..................................    $    7,186
            2002..................................         7,202
            2003..................................         8,218
            2004..................................         9,230
            2005..................................           251
            Thereafter............................       116,121
                                                         -------
                                                      $  148,208
                                                      ==========

6.   Special and Restructuring Charges

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

7.   Income Taxes

     The Company files a consolidated tax return with Holding. Current and deferred taxes are allocated on a separate company basis. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 and 2000 were as follows (in thousands):

                                                        1999         2000
                                                        ----         ----
      Deferred tax liabilities:
           Property and equipment...............    $   5,586     $    8,128
           Intangibles..........................        6,409          3,088
                                                       ------        -------
           Total deferred tax liabilities.......       11,995         11,216
      Deferred tax assets:
           Net operating loss...................        4,011          1,325
           Alternative minimum tax..............        1,367          1,477
           Foreign tax credit...................          366            366
           Accrued liabilities..................          843          1,221
           Receivables..........................          197            250
           Other................................           66            114
           Valuation allowance..................       (2,335)          (366)
                                                       -------       --------
      Total deferred tax assets.................        4,515          4,387
                                                       ------        -------
      Net deferred tax liability................    $   7,480     $    6,829
                                                       ======        =======

     The provision (benefit) for income taxes for the years ended December 31, 1998, 1999 and 2000 consisted of the following (in thousands):

                                               1998        1999        2000
                                               ----        ----        ----
      Current..........................    $   (241)   $   (349)   $   (208)
      Deferred.........................         241         349        (651)
                                               ----        ----        ----
                                           $      -    $      -    $   (859)
                                            =======     =======     =======

     The differences between income taxes computed at the federal statutory income tax rate and the provision for income taxes for the years ended December 31, 1998, 1999 and 2000 consisted of the following (in thousands):

                                                   1998       1999       2000
                                                   ----       ----       ----
    Income taxes computed at federal income
      tax rate..............................   $ (1,085)  $    885   $    (90)
    State income taxes, net of federal tax
      benefit...............................        (64)       305        178
    Nondeductible permanent differences.....        538        515      1,385
    Change in valuation allowance...........        995     (1,040)    (1,969)
    Other, net..............................       (384)      (665)      (363)
                                                 ------     ------     ------
    Provision for income taxes..............   $      -   $      -   $   (859)
                                                 ======     ======     ======

     At December 31, 2000, the Company had alternative minimum tax credit carryforwards of approximately $1,477,000, foreign tax credit carryforwards of approximately $366,000 and a net operating loss carryforward of approximately $3,489,000. The alternative minimum tax credit carryforwards are available indefinitely, the foreign tax credit carryforwards began to expire in 1999 and the net operating loss carryforward begins to expire in 2009. The change in the valuation allowance is due to the utilization of net operating loss carryforwards in the current period. Management believes it is more likely than not that the deferred tax asset will be realized and as a result the net operating loss carryforwards have been recognized.

8.   Commitments and Contingencies

     The Company leases most of its operating locations, and certain vehicles and equipment under operating leases. The leases contain various renewal options, rent escalation provisions and insurance requirements. Lease expense for the years ended December 31, 1998, 1999 and 2000 was $8,470,000, $8,744,000
and $9,072,000, respectively.

     Future minimum rental commitments under operating leases with initial terms of one year or more at December 31, 2000 are as follows (in thousands):

        2001...........................................   $ 7,166
        2002...........................................     6,311
        2003...........................................     5,256
        2004...........................................     4,165
        2005...........................................     3,011
        Thereafter.....................................     2,206
                                                           ------
        Total..........................................   $28,115
                                                           ======

     The Company is a defendant in various lawsuits arising in the normal course of business and certain other lawsuits. Substantially all of these suits are being defended by the Company's insurance carriers. Management believes that any material contingent liability associated with this litigation will not exceed the limits of applicable insurance policies or other indemnities. While the results of litigation cannot be predicted with certainty, management believes adequate provision has been made for all of the foregoing claims and the final outcome of any pending litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

9.   Employee Benefit Plans

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

     No profit sharing contribution was made for the years ended December 31, 1998, 1999 and 2000. For the same years, HydroChem made employer 401(k) matching contributions to the Plan of $502,000, $522,000 and $560,000, respectively.

     Deferred Compensation Plan

     Effective May 1, 1999, the Company adopted a deferred bonus plan (the "Deferred Plan"). Awards under the Deferred Plan may be granted to a select group of management employees as determined by the Board of Directors. Subject to continuing employment, each person who received an initial award under the Deferred Plan as of May 1, 1999 or May 1, 2000 will receive an additional award as of May 1 in the following year equal to at least one half of that person's discretionary cash bonus for the prior year. Awards under the Deferred Plan vest in equal annual installments on the first four anniversary dates of the award. Awards also become fully vested if the participant dies, becomes disabled, or is terminated without cause within one year after a change of control (an "Acceleration Event"). Generally, the vested portion of any award is payable with interest either four years from the date of grant or, at the option of the participant, seven years after the date of the grant. Awards are also payable upon the occurrence of an Acceleration Event. In most cases, the interest on any award is at one of two specified rates. The lower of the two rates applies if the payment is made after four years. The higher rate applies if the participant elects to defer payment until seven years after the date of grant or if there is an Acceleration Event. The Company accrued $601,000 of Deferred Compensation expense for the year ended December 31, 2000.

10.  Stock Option Plan

     In 1994, the Board of Directors of Holding (the "Board") adopted, and the stockholders approved, the HydroChem Holding, Inc. 1994 Stock Option Plan (the "Option Plan"), pursuant to which options to purchase up to an aggregate of 620,779 shares of Holding's Class A Common Stock may be granted. The Option Plan is administered by a committee of not fewer than two directors appointed by the Board. Among other things, the committee decides which employees will receive options, the number of shares covered by any option granted, the term of the option and the exercise price and other terms and conditions of each such option. The committee also decides if each option granted shall be an incentive stock option under Section 422 of the Internal Revenue Code of 1986 (the "Code") or an option that does not qualify under that section of the Code
("Non-Qualified Stock Option"). The Board may at any time suspend or terminate the Option Plan or revise or amend it in any respect.

     All options granted under the Option Plan are nontransferable except by the laws of descent and distribution. All options granted to date expire ten years after the date of grant or upon earlier termination of employment unless due to death, disability or retirement, in which case the option remains exercisable for an additional three months in the case of retirement and one year in the case of death or disability, but, in all cases, only to the extent it was exercisable at the time of such death, disability or retirement. All options granted since the inception of the Option Plan have been Non-Qualified Stock Options and become exercisable in installments over three to four year periods after the date of grant. The weighted-average remaining contractual life of outstanding options at December 31, 2000 was 5.5 years.

     A summary of the Option Plan as of December 31, 1998, 1999 and 2000 and changes during the years ended on those dates is presented below:

                                                         Number of    Weighted-
                                                           Shares      Average
                                                         Covered by    Exercise
                                                          Options         Price
                                                          -------         -----
   Outstanding at January 1, 1998....................       618,390      $1.00
       Granted.......................................             -          -
       Exercised.....................................       308,101       1.00
       Canceled......................................        28,500       1.00
                                                             ------       ----
   Outstanding at December 31, 1998..................       281,789       1.00
       Granted.......................................        38,300       1.00
       Exercised.....................................        54,539       1.00
       Canceled......................................        19,500       1.00
                                                             ------       ----
   Outstanding at December 31, 1999 .................       246,050       1.00
       Granted.......................................        16,089       1.00
       Exercised.....................................        35,964       1.00
       Canceled......................................        14,625       1.00
                                                             ------       ----
   Outstanding at December 31, 2000 .................       211,550      $1.00
   Exercisable at:
       December 31, 1998.............................       197,789      $1.00
       December 31, 1999.............................       186,000      $1.00
       December 31, 2000.............................       180,200      $1.00

     The Company has elected to follow APB 25 and related interpretations in accounting for employee stock options. Accordingly, no compensation expense has been recognized for these stock options. Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using a minimum value option pricing model. The minimum value method calculated a fair value that is materially the same as recorded by the Company according to APB 25, therefore pro forma presentation has not been included.

11.  Fair Value of Financial Instruments

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

     The carrying amounts for cash and cash equivalents, accounts receivable, and current liabilities are reasonable estimates of their fair values, principally due to the short-term maturities of these instruments. The estimated fair value of the Series B Notes is based on the most recently available trading prices. The carrying amounts for the Term Loan, Mortgage Loan and Seller Notes are reasonable estimates of their fair values, principally due to their relatively short-term maturities and the lack of markets for these instruments.

     The estimated fair values of financial instruments are as follows (in thousands):

                                                As of December 31,
                                 -----------------------------------------------
                                          1999                      2000
                                 ------------------------  ---------------------
                                    Carrying    Fair        Carrying      Fair
                                     Amounts    Value        Amounts      Value
                                 ------------------------  ---------------------
     Financial assets:
        Cash and cash equivalents   $ 4,148     $ 4,148      $ 6,380     $ 6,380
        Accounts  receivable, net    33,488      33,488       39,781      39,781
     Financial liabilities:
        Current liabilities......    27,369      27,369       32,908      32,908
     Long-term debt-principal:
        Series B Notes...........   110,000      94,325      110,000      79,200
        Term Loan................    29,000      29,000       23,328      23,328
        Mortgage Loan............     7,209       7,209        7,022       7,022
        Seller Notes.............     2,000       2,000            -           -

12.   Summary Financial Information

      Summary financial information for HydroChem International, Inc. as consolidated with HydroChem is as follows (in thousands):

                                                            As of December 31,
                                                            ------------------
                                                            1999         2000
                                                            ----         ----
      Current assets...............................        $2,727       $4,682
      Noncurrent assets............................            92          189
      Current liabilities..........................           496          801
      Noncurrent liabilities.......................           -            -

                                                     Year Ended December 31,
                                                     -----------------------
                                                     1998       1999      2000
                                                     ----       ----      ----
      Revenue...................................    $3,771     $7,155    $7,539
      Gross profit..............................     1,246      2,692     2,787
      Net income (loss).........................      (207)      910      1,747

                                                        Year Ended December 31,
                                                        -----------------------
                                                        1998      1999    2000
                                                        ----      ----    ----
     Net cash provided (used) by operating
       activities..............................        $(323)    $ (95)   $ 333
     Net cash used in investing activities.....            -        (5)      (5)
     Net increase (decrease) in cash and cash
       equivalents.............................         (323)     (100)     328

13.  Major Customer

     In 1998, 1999 and 2000, one customer and its affiliates represented 10.7%, 10.0% and 9.2%, respectively, of the Company's total revenue.

14.  Acquisitions

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

     The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired is being amortized over periods ranging from 10 to 25 years and is estimated as follows (in thousands):

         Purchase price (as adjusted).............      $ 30,857
         Transaction and acquisition costs........         1,950
                                                         -------
                                                          32,807
         Fair value of net assets acquired........         5,857
                                                         -------
         Excess of purchase price over fair value.      $ 26,950
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

     On November 19, 1999, the Company acquired all of the issued and outstanding capital stock (the "Shares") of Landry Service Co., Inc. ("LANSCO"). LANSCO is primarily engaged in the business of tank cleaning, oil reclamation and liquid-solid waste separation for the oil refining industry. The Company paid $35,500,000 for the Shares, consisting of $32,000,000 in cash paid at closing and $3,500,000 in Seller Notes payable in installments with interest over the two years following the date of acquisition to the two principal stockholders of LANSCO. Further, the Company has agreed to pay one of these principal stockholders an additional $1,250,000 over two years as additional consideration for his Shares and for consulting services. The source of funds for the acquisition was a combination of existing available cash, the Seller Notes, and the Term Loan.(See Note 5.)

     The acquisition of the Shares has been accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired is being amortized over periods ranging from 10 to 25 years and is estimated as follows (in thousands):

     Cash payment .....................................       $32,000
     Seller Notes .....................................         3,500
     Additional purchase price ........................         1,050
     Transaction and acquisition costs ................         1,150
                                                              -------
                                                               37,700
     Fair value of net assets acquired ................         4,975
                                                              -------
     Excess of purchase price over fair value .........       $32,725
                                                              =======

     The book value of net assets acquired was determined to approximate fair value at the date of acquisition. The additional purchase price represents amounts payable over two years to a former principal stockholder of LANSCO. Transaction costs primarily consist of fees to accountants, attorneys and other outside service providers. Acquisition costs primarily consist of consulting fees payable over two years to a former principal stockholder of LANSCO and costs directly associated with the integration of LANSCO operations and facilities.

     The results of operations derived from the Valley and LANSCO acquisitions are included in the Company's financial statements from the effective date of each acquisition. Unaudited pro forma consolidated results of operations have been prepared as if the acquisition of the Valley assets and the Shares had occurred on January 1, 1998 and 1999 and include (in thousands):

                                              Year ended December 31,
                                              -----------------------
                                           1998                    1999
                                       -------------          -------------
       Revenue.....................      $218,519                $210,292
       Net income (loss)...........       (2,314)                     227

     The unaudited pro forma consolidated results of operations presented above do not purport to be indicative of results that would have occurred had the acquisition been in effect for the period presented, nor do they purport to be indicative of results that will be obtained in the future.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Part III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of HydroChem are as follows:

      Names of Directors
      and Executive Officers    Age                      Position
      ----------------------    ---                      --------

     B. Tom Carter, Jr........   56    Chairman   of  the   Board   and  Chief
                                       Executive Officer
     Robert B. Crates.........   38    Director
     Carl L. Blonkvist........   63    Director
     Gary D. Noto.............   46    President and Chief Operating Officer
     Donovan W. Boyd..........   47    Executive Vice President
     J. Pat DeBusk............   60    Executive Vice President
     Pelham H. A. Smith.......   44    Executive   Vice  President  and  Chief
                                       Financial Officer
     R. Dwane Ruiz............   46    Vice President

     Subject to the terms of a stockholders agreement entered into by Holding and all of its stockholders (the "Stockholders Agreement"), the Board of Directors of HydroChem currently consists of three directors who hold office until the next annual meeting of the stockholders or until their successors are duly elected and qualified. Pursuant to the terms of the Stockholders Agreement, one director, Mr. Blonkvist, has been designated by Citicorp Venture Capital, Ltd. ("CVC") and one director, Mr. Crates, has been designated by LKCM Venture Partners I Ltd. The stockholders also agreed to elect Mr. Carter as a director so long as he serves as Chief Executive Officer. The Stockholders Agreement further provides that CVC has the right to designate an additional director, and that the holders of a majority of the shares of Holding's capital stock owned by such stockholders may designate a director, but neither CVC nor the majority stockholders have exercised these rights. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

     The executive officers are elected annually by the Board of Directors and serve at the discretion of the Board until their successors are duly elected and qualified.

     B. Tom Carter, Jr. has been Chairman of the Board and Chief Executive Officer of HydroChem or Chief Executive Officer of Hydro Services since 1990. Mr. Carter was also the President until August 1998. As a private investor, Mr. Carter assembled the investment groups, which acquired Hydro Services in 1990 and formed HydroChem in 1993 for the purposes of combining the businesses of Hydro Services and DIS.

     Robert B. Crates has been a director of HydroChem since 1993. Since December 1995, Mr. Crates has been a principal of Crates Thompson Capital, Inc., an investment company engaged in the management of private equity funds. From May 1988 to November 1995, Mr. Crates served as the general partner of LKCM Venture Partners I Ltd., a private equity fund.

     Carl L. Blonkvist has been a director of HydroChem since November 2000. Since February 1998, he has been President and Chief Operating Officer of Page-Wheatcroft & Co., an executive search firm. From January 1994 to August 1997, he was a Senior Vice President of Coca-Cola Foods. Mr. Blonkvist has also been a director of Merchant Metals Incorporated, a manufacturer of cyclone fencing, since April 1997.

     Gary D. Noto has been President and Chief Operating Officer of HydroChem since August 1998. Mr. Noto had served as an Executive Vice President of HydroChem since December 1996 and in various executive, management or other positions with HydroChem, or Hydro Services or the predecessor to its operations since 1978.

     Donovan W. Boyd has been an Executive Vice President of HydroChem since August 1998. Mr. Boyd had served as a Vice President of HydroChem since November 1997. From April 1995 to October 1997, Mr. Boyd was Senior Vice President and Chief Operating Officer of North American Technologies Group, a publicly held technology development company. Prior thereto, Mr. Boyd was a Vice President of Rust Industrial Services, Inc. for more than one year.

     J. Pat DeBusk has been an Executive Vice President of HydroChem since December 1993. Mr. DeBusk also held various executive or other management positions with Hydro Services or the predecessor to its operations since 1964.

     Pelham H. A. Smith has been an Executive Vice President and Chief Financial Officer of HydroChem since December 2000. Mr. Smith had served as Vice President of HydroChem since December 1993. Prior thereto, Mr. Smith had been assisting Mr. Carter since 1990 in various private investment activities.

     R. Dwane Ruiz has been a Vice President of HydroChem since August 1998. Prior thereto, Mr. Ruiz held various management positions with HydroChem or HIS since 1977.

Directors and Officers of Holding and International

     The directors of Holding and International are the same as those of HydroChem. The executive officers of Holding and International are B. Tom Carter, Jr. (Chairman and Chief Executive Officer), Gary D. Noto (President and Chief Operating Officer), and Pelham H. A. Smith (Executive Vice President and Chief Financial Officer).

Item 11.  EXECUTIVE COMPENSATION

     The following table provides certain information concerning compensation earned by the Chief Executive Officer and the Company's next four most highly compensated executive officers serving in such capacities at December 31, 2000 who received compensation in excess of $100,000 (the "Named Executive Officers") for the period indicated.

                           Summary Compensation Table

                                                           Long-Term Compensation
                                                           ----------------------
                                                            Number of
                                 Annual Compensation        Shares
                                                            Underlying       All Other
Name and Principal Position     Year   Salary    Bonus      Options     Compensation(1)
---------------------------     ----   ------    -----      -------     ---------------
B. Tom Carter, Jr ...........   2000   $265,835  $    (1)    16,089     $   750
  Chairman of the Board and .   1999    240,406   150,000         -         750
  Chief Executive Officer ...   1998    249,231         -         -         750

Gary D. Noto ................   2000    186,026    70,000         -      31,512
  President and Chief .......   1999    186,028    97,000     4,000         750
  Operating Officer .........   1998    159,684    85,000         -         750

Donovan W. Boyd (2) .........   2000    151,820    73,500         -      22,150
  Executive Vice President ..   1999    150,155    75,000    20,000         750
                                1998    135,000    80,750         -           -

J. Pat Debusk ...............   2000    151,332    36,000         -      14,125
  Executive Vice President ..   1999    151,342    50,000         -         750
                                1998    156,741    50,000         -         750

Pelham H. A. Smith ..........   2000    124,099    43,500         -      18,138
  Executive Vice President ..   1999    114,155    70,500         -         750
  and Chief Financial Officer   1998     97,900    70,000         -         750

----------
(1)The  amount  of any bonus to Mr.  Carter  for 2000  will be  determined  at a subsequent meeting of Holding's Board of Directors, and therefore is not calculable at this time.
(2)Consists of HydroChem's 401(k) matching contribution of $750 per person per year, and for 2000, the portion of any deferred bonus that vested during the year plus interest on such vested portion. See "Deferred Bonus Plan."
(3)Includes a bonus payment of $25,000 in 1998 which was guaranteed pursuant to Mr. Boyd's employment agreement. See "Employment Agreements and Other Arrangements."


Director Compensation

     Directors who are employees of the Company do not receive additional compensation for serving as directors. All directors of the Company are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors and for other expenses incurred in their capacities as directors of the Company.

Stock Option Information

     Holding has adopted the HydroChem Holding, Inc. 1994 Stock Option Plan (the "Option Plan"). The Option Plan is administered by a committee of Holding's Board of Directors (the "Committee"), which currently consists of Messrs. Blonkvist and Crates. The purpose of the Option Plan is to advance the interests of Holding and its subsidiaries by encouraging certain employees of the Company to acquire a proprietary interest in Holding through ownership of Holding's Class A Common Stock ("Class A Common"). The total number of shares of Class A Common that may be subject to options under the Option Plan is 620,779. As of December 31, 2000, options for 211,550 shares of Class A Common were outstanding and options for 8,625 shares were available for grant. The duration of each option and the exercise schedule therefor is determined by the Committee at the time of grant.

     The following table sets forth certain information with respect to the exercise of stock options and unexercised options granted to the Named Executive Officers.

                          Fiscal Year End Option Values

                                                  Number of Securities               Value of
                                                     Underlying                    Unexercised
                  Shares Acquired   Value         Unexercised Options           In-the-Money Options
 Name               on Exercise   Realized          at December 31,            at December 31, 1998(1)
 ----               -----------   --------          ---------------           -----------------------
                                              Exercisable  Unexercisable      Exercisable   Unexercisable
                                              -----------  -------------      -----------   -------------
B.Tom Carter.......    16,089     $  0         6,250              -           $  0          $  0
Gary D. Noto.......         -        -        18,500          3,000              0             0
Donovan W. Boyd....         -        -         5,000         15,000              0             0
J. Pat DeBusk......         -        -        20,000              -              0             0
Pelham H. A. Smith.         -        -             -              -              0             0

----------
(1) There is no established trading market for the Class A Common, but the Company has attempted to determine its market value based upon the same criteria which were used to determine the exercise prices of past options granted. Based upon these criteria, at December 31, 2000, there were no options which were in-the-money.

Employment Agreements and Other Arrangements

     Holding has an employment agreement with Mr. Carter under which he serves as the Chairman of the Board and Chief Executive Officer of Holding and the Company. Either Holding or Mr. Carter may terminate this agreement at anytime by giving one year advance notice. Mr. Carter's current base compensation under this Agreement is $275,000 per year, and is subject to review and may be increased periodically at the discretion of the Board. Under this agreement, bonuses are payable to Mr. Carter at the sole discretion of the Board. Also under this agreement, Holding granted Mr. Carter in March 1995 an option to purchase 310,390 shares of Class A Common at an exercise price of $1.00 per share under Holding's 1994 Stock Option Plan. See "Stock Option Information." If Mr. Carter's employment is terminated without cause as defined in his agreement, then he is entitled to a lump sum severance payment equal to one year of his then current base compensation. Mr. Carter's agreement contains a covenant not to compete and other customary restrictions. The covenant not to compete does not apply if there is a termination without cause, or a resignation by Mr.
Carter after a change in control as defined in his agreement or after a diminution in his duties. The Company has guaranteed Holding's obligations under the employment agreement.

     In connection with the exercise of certain stock options and the payment of accrued interest on prior loans, Holding has loaned to Mr. Carter the principal sum of $411,402. The loan is evidenced by a secured promissory note bearing interest at the rate of 5.07% per annum, compounded annually. Principal and all accrued interest thereon is payable upon the earlier of February 8, 2007, or any termination of Mr. Carter's employment, but not earlier than February 8, 2004. The note is secured by a pledge of the Class A Common shares acquired pursuant to Mr. Carter's stock option exercises.

     HydroChem has employment agreements with Messrs. Noto, DeBusk and Boyd. Each of these agreements renews automatically on an annual basis unless either HydroChem or the employee gives 30 days notice to the contrary. The current annual base compensation under these agreements for Messrs. Noto, DeBusk and Boyd is $185,000, $150,000 and $165,000, respectively. Such amounts are subject to review and may be increased periodically at the discretion of HydroChem. For Messrs. Noto and DeBusk, bonuses are also payable at the sole discretion of HydroChem. Mr. Boyd's agreement provides for a signing bonus of $20,000, and a performance bonus for 1998 and 1999 of up to 50% of his base compensation for each such year with a minimum of $25,000 for 1998. Mr. Boyd's agreement also provides for an award under HydroChem's Deferred Plan, as defined below, of $80,000 in 1999 and an amount in 2000 equal to at least 100% of Mr. Boyd's performance bonus for 1999. If HydroChem terminates the employment of Messrs. Noto or Boyd without cause, as defined in their respective agreements, then such individual is entitled to a continuation of his then current base compensation for 12 months. If HydroChem terminates the employment of Mr. DeBusk without cause, as defined in his agreement, then he is entitled to a continuation of his then current base compensation for six months. Each of the agreements for

Messrs. Noto, DeBusk and Boyd contain covenants not to compete and other customary restrictions.

     The Company and Mr. Smith are parties to a letter agreement dated October 31, 1997 which provides severance compensation equal to 12 months of base salary if the Company terminates his employment without cause as therein defined. The letter agreement also provides for the same amount of severance compensation if Mr. Smith resigns in certain circumstances within 90 days after a change in control.

Deferred Bonus Plan

     Effective May 1, 1999, the Company adopted a deferred bonus plan (the "Deferred Plan"). Awards under the Deferred Plan may be granted to a select group of management employees as determined by the Board of Directors. Subject to continuing employment, each person who received an initial award under the Deferred Plan as of May 1, 1999 or May 1, 2000 will receive an additional award as of May 1 in the following year, equal to at least one half of that person's discretionary cash bonus for the prior year. Awards under the Deferred Plan vest in equal annual installments on the first four anniversary dates of the award. Awards also become fully vested if the participant dies, becomes disabled, or is terminated without cause within one year after a change of control (an "Acceleration Event"). Generally, the vested portion of any award is payable with interest either four years from the date of grant or, at the option of the participant, seven years after the date of the grant. Awards are also payable upon the occurrence of an Acceleration Event. In most cases, the interest on any award is at one of two specified rates. The lower of the two rates applies if the payment is made after four years after the date of grant. The higher rate applies if the participant elects to defer payment until seven years after the date of grant or if there is an Acceleration Event.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the outstanding capital stock of International is owned by HydroChem. All of the outstanding capital stock of HydroChem is owned by Holding. The authorized capital stock of Holding consists of (i) 8,000,000 shares of Class A Common, par value $.00005 per share, of which 1,268,881 shares are issued and outstanding; (ii) 5,000,000 shares of Class B Common Stock, par value $.00005 per share ("Class B Common"), of which 3,926,598 shares are issued and outstanding; (iii) 1,000,000 shares of Class C Common Stock, par value $.00005 per share ("Class C Common"), of which no shares are issued and outstanding; and (iv) 5,000,000 shares of Series A 13% Cumulative Preferred Stock, par value $.00005 per share ("Series A Preferred"), all of which are issued and outstanding.

     The following table sets forth certain information known to the Company with respect to beneficial ownership of Holding's equity securities (rounded to the nearest share) by (i) each director; (ii) each Named Executive Officer;
(iii) all executive officers and directors of the Company as a group; and (iv) each stockholder known by the Company to be the beneficial owner of more than five percent of any class of voting securities of Holding. Such information is presented as of February 28, 2001.

                                      Class A Common         Class B Common       Series A Preferred
                                    --------------------   --------------------   --------------------
                                     No. of       % of      No. of       % of      No. of       % of
              Name                   Shares      Class      Shares      Class      Shares       Class
---------------------------------   ----------   -------   ----------   -------   ----------    -------
Executive Officers and
Directors:
B. Tom Carter, Jr. (1) ........       462,754      36.5%          -         -       360,993       7.2%
   900 Georgia Avenue
   Deer Park, Texas 77536
Robert B. Crates ..............           -          -            -         -           -          -
Carl L. Blonkvist..............           -          -            -         -           -          -
Gary D. Noto (2) (3) ..........        37,079       2.9%          880       *        31,488        *
J. Pat DeBusk (2) (4) .........        56,727       4.4%        1,540       *        55,103       1.1%
Donovan W. Boyd (5)............         5,000          *          -         -           -          -
Pelham H. A.Smith..............        30,000       2.4%          -         -           -          -
All directors and executive
officers as a group
 (8  persons) (2) (6)..........       596,885      45.2%        2,420       *       447,584       9.0%

Other Principal Stockholders:
LKCM Venture Partners I Ltd. ..       673,993      53.1%          -         -     2,100,628      42.0%
   301 Commerce Street,
   Suite 1300
   Fort Worth, Texas 76102
Citicorp Venture Capital, Ltd.(2)   2,461,712      66.0%    2,461,712     62.7%   1,250,861      25.0%
   399 Park Avenue
   New York, New York 10043
BT Capital Partners, Inc. (2) .       705,154      35.7%      705,154     18.0%     793,959      15.9%
   280 Park Avenue (32W)
   New York, New York 10017
World Equity Partners, L.P. (7)       496,623      28.1%          -         -           -          -
   399 Park Avenue
   New York, New York 10043
CCT Partners II, L.P. (2) (8) .       434,420      25.5%      434,420     11.1%     220,740       4.4%
   c/o Citicorp Venture Capital, Ltd.
   399 Park Avenue
   New York, New York 10043
Heller Financial, Inc. (9).....       310,390      19.7%          -         -           -          -
   500 West Monroe Street
   Chicago, Illinois 60661
HES Management, Inc. ..........       102,650       8.1%          -         -       360,993       7.2%
   5956 Sherry Lane, Suite 930
   Dallas, Texas 75225
Thomas F. McWilliams (2) (10)..        67,343       5.0%       67,343      1.7%      33,871        *
   5956 Sherry Lane, Suite 930
   Dallas, Texas 75225

----------
*     Less than one percent.

(1) Includes 102,650 shares of Class A Common and 360,993 shares of Series A Preferred held in the name of HES Management, Inc., of which Mr. Carter, as a sole stockholder, may be deemed the beneficial owner.

(2) Includes a number of shares of Class A Common that the stockholder may acquire upon the conversion of shares of Class B Common on a 1-for-1 basis.

(3) Includes 18,500 shares of Class A Common that Mr. Noto may acquire upon the exercise of stock options within 60 days of February 28, 2001.

(4) Includes 20,000 shares of Class A Common that Mr. DeBusk may acquire upon the exercise of stock options within 60 days of February 28, 2001.

(5) Represents 5,000 shares of Class A Common that Mr. Boyd may acquire upon exercise of stock options within 60 days of February 28, 2001.

(6) Includes 48,825 shares of Class A Common that may be acquired upon the exercise of stock options within 60 days of February 28, 2001, and 2,420 shares of Class A Common that may be acquired upon the conversion of shares of Class B Common on a 1-for-1 basis.

(7) Represents 496,623 shares of Class A Common that World Equity Partners, L.P. may purchase upon the exercise of a warrant within 60 days of February 28, 2001.

(8) William T. Comfort, whose address is c/o Citicorp Venture Capital, Ltd., 399 Park Avenue, New York, New York, 10043, is the sole director, executive officer, and stockholder of the general partner of CCT
     Partners II, L.P., and may be deemed the beneficial owner of the securities held in the name of CCT Partners II, L.P.

(9) Represents 310,390 shares of Class C Common that Heller Financial, Inc. may purchase upon the exercise of a warrant within 60 days of February 28, 2001. Heller Financial, Inc. may acquire 310,390 shares of Class A Common within 60 days of February 28, 2001, upon exercise of its right to convert all of its shares of Class C Common into Class A Common on a 1-for-1 basis.

(10) Represents 56,393 shares of Class B Common held in the name of Alchemy, L.P., of which Mr. McWilliams, as the sole general partner, may be deemed the beneficial owner, and 10,950 shares of Class B Common and 33,871 shares of Series A Preferred held in the name of the Thomas F. McWilliams Flint Trust of which Mr. McWilliams, as the sole beneficiary of such trust, may be deemed the beneficial owner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the exercise of certain stock options and the payment of accrued interest on prior loans, Holding has loaned to Mr. Carter the principal sum of $411,402. The loan is evidenced by a secured promissory note dated February 9, 2001 bearing interest at the rate of 5.07% per annum, compounded annually. Principal and all accrued interest thereon is payable upon the earlier of February 8, 2007, or any termination of Mr. Carter's employment, but not earlier than February 8, 2004. The note is secured by a pledge of the Class A Common shares acquired pursuant to Mr. Carter's stock option exercises.

Part IV.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)1. See the Index to Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

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

        4.1 Purchase Agreement, dated as of July 30, 1997, by and among HydroChem Industrial Services, Inc., HydroChem International Inc. and Donaldson, Lufkin & Jenrette Securities Corporation as Initial Purchaser, relating to the 10 3/8% Series A Senior Subordinated Notes due 2007. (Exhibit 4.1 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

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

        10.6 Secured Promissory Note dated February 9, 2001 from B. Tom Carter, Jr. to HydroChem Holding, Inc. (Filed herewith.)

        10.7 Pledge Agreement dated February 9, 2001 between B. Tom Carter, Jr. and HydroChem Holding, Inc. (Filed herewith.)

        10.8 Employment Agreement dated November 1, 1992 between HydroChem Industrial Services, Inc. and Gary D. Noto. (Exhibit 10.3 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

        10.9 Amendment dated January 27, 1999 to Employment Agreement dated November 1, 1992 between HydroChem Industrial Services Inc. and Gary D. Noto. (Exhibit 10.8 to the Company's Form 10-K, filed March 29, 1999, is hereby incorporated by reference.)

        10.10 Employment Agreement dated November 1, 1992 between HydroChem Industrial Services, Inc. and J. Pat DeBusk.
                    (Exhibit 10.2 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

        10.11 Employment Agreement dated September 26, 1997 between HydroChem Industrial Services, Inc. and Donovan W. Boyd. (Exhibit 10.10 to the Company's Form 10-K filed March 29, 1999, is hereby incorporated by reference.)

        10.12 First Amendment to Employment Agreement dated as of June 28, 1999 to Employment Agreement dated as of September 26, 1997 between HydroChem Industrial Services Inc. and Donovan W. Boyd. (Exhibit 10.10 to the Company's Form 10-Q filed August 10, 1999, is hereby incorporated by reference.)

        10.13 Second Amendment to Employment Agreement dated as of January 17, 2001 to Employment Agreement dated as of September 26, 1997 between HydroChem Industrial Services and Donovan W. Boyd. (Filed herewith.)

        10.14 Letter Agreement regarding severance compensation dated October 31, 1997 between HydroChem Industrial Services, Inc. and Pelham H. A. Smith. (Exhibit 10.7 to the Company's Form 10-Q, filed November 14, 1997, is hereby incorporated by reference.)

        10.15 Form of Indemnification Agreement entered into with directors and officers. (Exhibit 10.8 to the Company's Amendment No. 1 to the Registration Statement on Form S-4, filed October 3, 1997, is hereby incorporated by reference.)

        10.16 Loan Agreement dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas, National Association. (Exhibit 10.15 to the Company's Form 10-Q, filed August 14, 1998, is hereby incorporated by reference.)

        10.17 Amendment No. 1 dated as of February 2, 1999 to Loan Agreement dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas National Association. (Exhibit 10.21 to the Company's Form 10-K filed March 29, 1999, is hereby incorporated by reference.)

        10.18 Extension Agreement dated as of February 2, 1999 between HydroChem Industrial Services, Inc. and Bank One, Texas, National Association. (Exhibit 10.22 to the Company's Form 10-K filed March 29, 1999, is hereby incorporated by reference.)

        10.19 International Swap Dealers Association, Inc. Master Agreement and Schedule dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas, National Association. (Exhibit 10.16 to the Company's Form 10-Q, filed August 14, 1998, is hereby incorporated by reference.)

        10.20 Credit Agreement dated November 19, 1999 among HydroChem Holding, Inc., HydroChem Industrial Services, Inc., various lenders and Bank of America, N.A., as administrative agent. (Exhibit 2.2 to the Company's Form 8-K filed December 3, 1999, is hereby incorporated by reference.)

        10.21 First Amendment dated as of December 17, 1999 to Credit Agreement dated November 19, 1999 among HydroChem Holding, Inc., HydroChem Industrial Services, Inc., various lenders and Bank of America, N.A., as administrative agent. (Exhibit 10.20 to the Company's Form 10-K filed March 24, 2000, is hereby incorporated by reference.)

        10.22 Second Amendment dated as of June 30, 2000 to Credit Agreement dated November 19, 1999 among HydroChem Holding, Inc., HydroChem Industrial Services, Inc., various lenders and Bank of America, N.A., as administrative agent. (Exhibit 10.24 to the Company's Form 10-Q filed August 11, 2000, is hereby incorporated by reference.)

        10.23 Amended and Restated Asset Purchase Agreement by and among HydroChem Industrial Services, Inc., Valley Systems of Ohio, Inc. and Valley Systems, Inc. dated as of September 8, 1998. (Exhibit 10.1 to the Company's Form 8-K, filed January 20, 1999, is hereby incorporated by reference.)

        10.24 Stock Purchase Agreement dated November 19, 1999 by and among HydroChem Industrial Services, Inc. and each stockholder of Landry Service Co., Inc. including Kenneth C. Landry and Charles A. Landry, Jr. (Exhibit 2.1 to the Company's Form 8-K filed December 3, 1999, is hereby incorporated by reference.)


  (b)   Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March 2001.


                          HYDROCHEM INDUSTRIAL SERVICES, INC.


                          By: /s/ Pelham H. A. Smith
                              ----------------------
                              Pelham H. A. Smith, Executive Vice President
                              and Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of March 2001.



         Name:                              Capacities:



/s/ B. Tom Carter, Jr.
----------------------
    B. Tom Carter, Jr.             Chairman of the Board and
                                   Chief Executive Officer



/s/ Pelham H. A. Smith
----------------------
    Pelham H. A. Smith             Executive Vice President and
                                   Chief Financial Officer


/s/ Patricia K. Burns
---------------------
    Patricia K. Burns              Vice President and Corporate Controller



/s/ Robert B. Crates
--------------------
    Robert B. Crates               Director



/s/ Carl L. Blonkvist
---------------------
    Carl L. Blonkvist              Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March 2001.


                          HYDROCHEM INTERNATIONAL, INC.

                          By:  /s/ Pelham H. A. Smith
                               ----------------------
                               Pelham H. A. Smith, Executive Vice President
                               and Chief Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of March 2001.



         Name:                              Capacities:



/s/ B. Tom Carter, Jr.
----------------------
    B. Tom Carter, Jr.             Chairman of the Board and
                                   Chief Executive Officer



/s/ Pelham H. A. Smith
----------------------
    Pelham H. A. Smith             Executive Vice President and
                                   Chief Financial Officer


/s/ Patricia K. Burns
---------------------
    Patricia K. Burns              Vice President and Corporate Controller



/s/ Robert B. Crates
--------------------
    Robert B. Crates               Director



/s/ Carl L. Blonkvist
---------------------
    Carl L. Blonkvist              Director

                                  EXHIBIT INDEX


10.6 Secured Promissory Note dated February 9, 2001 from B. Tom Carter, Jr. to HydroChem Holding, Inc.

10.7 Pledge Agreement dated February 9, 2001 between B. Tom Carter, Jr. and HydroChem Holding, Inc.

10.13   Second  Amendment to Employment  Agreement  dated as of January 17, 2001
        to  Employment   Agreement  dated  as  of  September  26,  1997  between
        HydroChem Industrial Services and Donovan W. Boyd.