Form 10-Q
period 2001-03-31
HYDROCHEM INDUSTRIAL SERVICES INC; HYDROCHEM INTERNATIONAL INC
filed 2001-05-11
CIK 1044607, 1044608

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                  FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 For the Quarterly Period ended March 31, 2001

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

                                    Yes X       No


     The number of shares of Common Stock of the Registrant outstanding on May 1, 2001 was 100 shares. The Registrant's Common Stock is not registered under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

------------------------------------------------------------------------------


     * HydroChem International, Inc., a wholly-owned subsidiary of HydroChem Industrial Services, Inc., is a Co-Registrant. It is incorporated under the laws of the State of Delaware. Its I.R.S. Employer Identification Number is 75-2512100.

                                TABLE OF CONTENTS


Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 2000 and
                      March 31, 2001 (unaudited).....................................................      3

                  Consolidated Statements of Operations for each of the three
                      month periods ended March 31, 2000 and 2001 (unaudited)........................      4

                  Consolidated Statement of Stockholder's Equity for the three
                      month period ended March 31, 2001 (unaudited)..................................      5

                  Consolidated Statements of Cash Flows for each of the three
                      month periods ended March 31, 2000 and 2001 (unaudited)........................      6

                  Notes to Consolidated Financial Statements (unaudited).............................      7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations......................................................      9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk  .......................     12

Part II.      Other Information

         Item 1.  Legal Proceedings..................................................................     13

         Item 6.  Exhibits and Reports on Form 8-K...................................................     13

Signatures...........................................................................................     16

Exhibit Index........................................................................................     17

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                     December 31,    March 31,
                                                                         2000          2001
                                                                         ----          ----
                                     ASSETS
     Current assets:
         Cash and cash equivalents ................................   $   6,380    $     953
         Receivables, less allowance of $723 and $954, respectively      39,781       46,818
         Inventories ..............................................       4,467        4,391
         Prepaid expenses and other current assets ................       2,224        2,920
         Income taxes receivable ..................................         328           79
         Deferred income taxes ....................................       1,536        1,263
                                                                      ---------    ---------
              Total current assets ................................      54,716       56,424

     Property and equipment, at cost ..............................     100,419      101,243
         Accumulated depreciation .................................     (53,721)     (55,815)
                                                                      ---------    ---------
                                                                         46,698       45,428

     Intangible assets, net .......................................      96,931       95,741
                                                                      ---------    ---------

              Total assets ........................................   $ 198,345    $ 197,593
                                                                      =========    =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
     Current liabilities:
         Accounts payable .........................................   $   9,455    $  11,687
         Accrued liabilities ......................................      15,595       11,440
         Current portion of long-term debt (Note 3) ...............       7,858        8,362
                                                                      ---------    ---------
              Total current liabilities ...........................      32,908       31,489

     Long-term debt (Note 3) ......................................     140,350      140,553
     Deferred income taxes ........................................       8,365        8,498
     Commitments and contingencies (Note 6)

     Stockholder's equity:
         Common stock, $.01 par value:
              1,000 shares authorized, 100 shares outstanding .....           1            1
         Additional paid-in capital ...............................      16,558       16,558
         Accumulated other comprehensive loss .....................          --         (145)
         Retained earnings ........................................         163          639
                                                                      ---------    ---------
         Total stockholder's equity ...............................      16,722       17,053
                                                                      ---------    ---------

              Total liabilities and stockholder's equity ..........   $ 198,345    $ 197,593
                                                                      =========    =========



                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                            Three months ended
                                                                 March 31,
                                                             2000         2001
                                                             ----         ----
Revenue ..............................................      $53,439      $59,390
Cost of revenue ......................................       32,264       37,331
                                                            -------      -------
      Gross profit ...................................       21,175       22,059

Selling, general and administrative expense ..........       12,801       13,457
Depreciation .........................................        2,933        2,701
                                                            -------      -------
      Operating income ...............................        5,441        5,901

Other expense:
      Interest expense, net ..........................        4,014        3,930
      Other expense, net .............................           27            5
      Amortization of intangibles ....................          983          995
                                                            -------      -------

Income before taxes ..................................          417          971

      Income tax expense (Note 4) ....................           --          495
                                                            -------      -------

Net income ...........................................      $   417      $   476
                                                            =======      =======
















                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (in thousands)




                                                                    Accumulated
                                                    Additional         Other
                                          Common     Paid-in       Comprehensive   Retained
                                          Stock      Capital           Loss        Earnings      Total
                                          -----      -------           ----        --------      -----

Balance at December 31, 2000 .......   $      1      $ 16,558      $     -         $  163      $ 16,722

    Other comprehensive loss .......          -             -         (145)             -          (145)
    Net income .....................          -             -            -            476           476
                                       --------      --------      -------         ------      --------
    Total other comprehensive income                                                                331
                                                                                               --------

Balance at March 31, 20001 .........   $      1      $ 16,558      $  (145)        $  639      $ 17,053
                                       ========      ========      =======         ======      ========




















                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Three months ended
                                                                                      March 31,
                                                                              2000             2001
                                                                           ---------         --------
Operating activities:
     Net income........................................................     $   417         $   476
     Adjustments to reconcile net income
         to net cash used in operating activities:
         Depreciation..................................................       2,933           2,701
         Amortization..................................................         983             995
         Amortization of deferred financing costs......................         188             195
         Deferred income tax provision.................................           -             495
         Loss on sale of property and equipment........................          35               -
     Changes in operating assets and liabilities:
         Receivables, net..............................................      (6,945)         (7,037)
         Inventories...................................................         (60)             76
         Prepaid expenses and other current assets.....................        (711)           (696)
         Income taxes receivable.......................................           -             249
         Accounts payable..............................................         846           2,232
         Accrued liabilities...........................................      (5,205)         (4,389)
                                                                            -------         -------
              Net cash used in operating activities....................      (7,519)         (4,703)
                                                                            -------         -------

Investing activities:
     Expenditures for property and equipment...........................      (1,345)         (1,740)
     Proceeds from sale of property and equipment......................          64             309
     Acquisitions, net of cash.........................................        (351)              -
                                                                            -------         -------
              Net cash used in investing activities....................      (1,632)         (1,431)
                                                                            -------         -------

Financing activities:
     Proceeds from long-term debt, net.................................       7,460             707
     Debt financing costs..............................................         (50)              -
                                                                            -------         -------
              Net cash provided by financing activities................       7,410             707
                                                                            -------         -------

Net decrease in cash...................................................      (1,741)         (5,427)
Cash at beginning of period............................................       4,140           6,380
                                                                            -------         -------

Cash at end of period..................................................     $ 2,399         $   953
                                                                            =======         =======





                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001



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

         The accompanying unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of the interim periods. Operating results for the three month interim period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.       Adoption of New Accounting Principle

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) 133, as amended by SFAS 138, "Accounting Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivatives be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income (loss) depending on the type of hedging instrument and the effectiveness of those hedges. All derivatives are adjusted to their fair market values at the end of each quarter. Unrealized net gains and losses for cash flow hedges are recorded in other comprehensive income (loss).

         The Company uses an interest rate swap to fix the interest rate on a variable rate term loan. This derivative, which was designated as a cash flow hedge at the time of adoption of SFAS 133, qualifies for evaluation using the short cut method for assessing effectiveness and is considered highly effective as defined by SFAS 133. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative loss adjustment to other comprehensive loss of $39,000, after taxes, to recognize the fair value of this derivative at January 1, 200l. During the quarter ended March 31, 2001, unrealized net losses totaling $145,000 after taxes were recorded in other comprehensive loss, including the $39,000 cumulative effect adjustment as of January 1, 2001.

3.   Long-term Debt

         Long-term debt at December 31, 2000 and March 31, 2001 consisted of the following (in thousands):

                                                           2000         2001
                                                           ----         ----
         Senior Subordinated Notes .................   $ 110,000    $ 110,000
         Term Loan .................................      29,000       27,750
         Mortgage Loan .............................       7,208        7,165
         Revolver ..................................          --        2,000
         Seller Notes ..............................       2,000        2,000
                                                       ---------    ---------
              Total long-term debt .................     148,208      148,915
              Less current portion of long-term debt      (7,858)      (8,362)
                                                       ---------    ---------
                                                       $ 140,350    $ 140,553
                                                       =========    =========

4.   Income Taxes

         The Company files a consolidated tax return with Holding. The Company's effective income tax rate for the interim periods presented is based on management's estimate of the Company's effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, including nondeductible goodwill amortization, state income taxes and changes in the valuation allowance for deferred tax assets.

5.   Summary Financial Information

         Summary financial information for HydroChem International, Inc., as consolidated with HydroChem, is as follows (in thousands):

                                                               As of           As of
                                                            December 31,      March 31,
                                                               2000             2001
                                                               ----             ----
        Current assets.................................    $  4,682          $  3,943
        Noncurrent assets..............................         189               199
        Current liabilities............................         801               389
        Noncurrent liabilities.........................           -                 -

                                                               Three months ended
                                                                     March 31,
                                                                     ---------
                                                               2000             2001
                                                               ----             ----
        Revenue........................................    $  1,458          $  1,229
        Gross profit...................................         657               320
        Net income (loss)..............................         133              (317)

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

     For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding sections included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Form 10-K also includes the Company's Consolidated Financial Statements and the Notes thereto for certain prior periods, as well as other relevant financial and operating information.

Results of Operations

     The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations, expressed as a percentage of revenue. There can be no assurance that the trends in operating results will continue in the future.

                                                              Three months ended
                                                                   March 31,
                                                                   ---------
                                                               2000        2001
                                                               ----        ----
      Revenue ..........................................      100.0%      100.0%
      Cost of revenue ..................................       60.4        62.9
                                                               ----        ----
            Gross profit ...............................       39.6        37.1
      SG&A expense .....................................       23.9        22.7
      Depreciation .....................................        5.5         4.5
                                                                ---         ---
            Operating income ...........................       10.2         9.9
      Other expense:
            Interest expense, net ......................        7.5         6.6
            Other expense, net .........................        0.1           -
            Amortization of intangibles ................        1.8         1.7
                                                                ---         ---
      Income before taxes ..............................        0.8         1.6
            Income tax provision .......................          -         0.8
                                                                ---         ---
      Net income .......................................        0.8%        0.8%
                                                                ===         ===
      EBITDA (1) .......................................       15.7%       14.5%
                                                               ====        ====

----------
(1) EBITDA for any relevant period presented above represents gross profit less selling, general and administrative expense. EBITDA should not be construed as a substitute for operating income, as an indicator of liquidity or as a substitute for net cash provided by operating activities, which are determined in accordance with accounting principles generally accepted in the United States. EBITDA is included because management believes it to be a useful tool for analyzing operating performance, leverage, liquidity and a company's ability to service debt.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000
--------------------------------------------------------------------------------
     Revenue. Revenue increased $6.0 million, or 11.1%, to $59.4 million for the three months ended March 31, 2001 from $53.4 million in the prior year period. The increase resulted from an increase in hydroblasting revenue of $4.7 million, or 22.9%, from $20.8 million to $25.5 million and an increase in industrial vacuuming revenue of $2.5 million, or 23.9%, from $10.6 million to $13.1 million. These increases were partially offset by a decrease in chemical cleaning revenue of $685,000, or 4.8%, from $14.4 million to $13.7 million, a decrease in tank cleaning revenue of $78,000, or 2.4%, from $3.3 million to $3.2 million and a decrease in revenue from other services of $562,000, or 12.7%, from $4.4 million to $3.9 million. The increase in hydroblasting revenue resulted principally from increased turnaround activity in the first quarter of 2001. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 2000. The decrease in chemical cleaning revenue and in revenue from other services primarily resulted from fewer chemical cleaning and mechanical services projects.

     Gross profit. Gross profit increased $884,000, or 4.2%, to $22.1 million in 2001 from $21.2 million in the prior year period. Gross profit margin decreased from 39.6% to 37.1%. Cost of revenue increased $5.1 million, or 15.7%, to $37.3 million in 2001 from $32.3 million in the prior year period, primarily due to increases in compensation, operating supplies and equipment rental expense.

     SG&A expense. SG&A expense increased $656,000, or 5.1%, to $13.5 million in 2001 from $12.8 million in the prior year period. This increase primarily resulted from an increase in compensation and other employee-related expenses. SG&A expense as a percentage of revenue decreased to 22.7% in 2001 from 23.9% in the prior year period.

     EBITDA. Increased gross profit, partially offset by increased SG&A expense, resulted in a $228,000, or 2.7%, increase in EBITDA to $8.6 million in 2001 from $8.4 million in the prior year period. As a percentage of revenue, EBITDA decreased to 14.5% in 2001 from 15.7% in the prior year period.

     Depreciation. Depreciation expense decreased $232,000, or 7.9%, to $2.7 million in 2001from $2.9 million in the prior year period. The decrease in depreciation expense principally resulted from assets becoming fully depreciated. As a percentage of revenue, depreciation expense decreased to 4.5% in 2001 from 5.5% in the prior year period.

     Operating income. Increased gross profit and reduced depreciation expense, partially offset by increased SG&A expense, resulted in an increase in operating income of $460,000, or 8.5%, to $5.9 million in 2001 from $5.4 million in the prior year period. As a percentage of revenue, operating income decreased to 9.9% in 2001 from 10.2% in the prior year period.

     Interest expense, net. Interest expense, net decreased $84,000, or 2.1%, to $3.9 million in 2001 from $4.0 million in the prior year period. Decreased interest expense, net resulted from a reduction of outstanding debt in the last three quarters of 2000. Interest expense, net as a percentage of revenue decreased to 6.6% in 2001 from 7.5% in the prior year period.

     Amortization. Amortization expense was relatively unchanged with an increase of $12,000, or 1.2%, to $995,000 in 2001 from $983,000 in the prior year period. Amortization expense as a percentage of revenue decreased to 1.7% in 2001 from 1.8% in the prior year period.

     Income before taxes. For the reasons described above, the Company's income before taxes increased $554,000 to $971,000 in 2001 from $417,000 in the prior year period. As a percentage of revenue, income before taxes was 1.6% in 2001 compared to 0.8% in the prior year period.

     Income tax expense. The effective income tax rate increased in 2001 primarily as a result of changes in the valuation of deferred tax assets in 2001 as compared to 2000. Additionally, the higher effective income tax rate is principally due to certain nondeductible operating expenses and nondeductible goodwill amortization.

     Net income. For the reasons described above, the Company's net income increased $59,000 to $476,000 in 2001 from $417,000 in the prior year period. Net income, as a percentage of revenue, was 0.8% in 2001 which was unchanged from the prior year period.

Liquidity and Capital Resources

     The Company historically has financed its operations through net cash provided by operating activities, existing cash balances, available credit facilities and capital contributions from Holding. On November 19, 1999, the Company entered into a credit agreement with six financial institutions which provided for secured borrowings of up to $60.0 million, consisting of a $30.0 million term loan (the "Term Loan"), and a $30.0 million revolving loan (the "Revolver") which is subject to borrowing base limitations. The credit facility expires on December 31, 2004 and requires HydroChem to meet certain customary financial ratios and covenants.

     As of March 31, 2001, $27.8 million was outstanding under the Term Loan. As of March 31, 2001, there was $2.0 million of funded debt outstanding under the Revolver and $1.5 million had been drawn in the form of standby letters of credit, principally issued in connection with the Company's property and casualty insurance program. The Company had available borrowings of $16.2 million, net of covenant test limitations.

     For the three months ended March 31, 2001, the Company used net cash of $6.1 million for operating and investing activities which consisted of $4.7 million used in operating activities and $1.4 million used in investing activities. For the three months ended March 31, 2000, $9.1 million of net cash was used in operating and investing activities which consisted of $7.5 million used in operating activities and $1.6 million used in investing activities. Expenditures for property and equipment for the three months ended March 31, 2001 and 2000 were $1.7 million and $1.4 million, respectively. These expenditures were principally for operating equipment.

     Management believes that cash and cash equivalents at March 31, 2001, net cash expected to be provided by operating activities and borrowings, if necessary, under the Revolver will be sufficient to meet the Company's cash requirements for operations and expenditures for property and equipment for the next twelve months and the foreseeable future thereafter. From time to time, the Company reviews acquisition opportunities as they arise, and may require additional financing if it decides to make additional acquisitions. There can be no assurance, however, that any such acquisition opportunities will arise, that any such acquisitions will be consummated, or that any related financing will be available when required on terms satisfactory to the Company.

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

     The Company is exposed to certain market risks, which include financial instruments such as short-term investments, trade receivables, and long-term debt. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. The Notes to Consolidated Financial Statements herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 provide a description of the Company's accounting policies and other information related to these financial instruments. The Company does not engage in speculative transactions and does not use derivative instruments or engage in hedging activities, except for the Interest Rate Swap which was entered into during 1998 in connection with the Mortgage Loan.

     As of March 31, 2001, the Company's outstanding long-term debt consisted of the Senior Subordinated Notes, the Term Loan, the Mortgage Loan, the Revolver, and the Seller Notes. The Senior Subordinated Notes totaled $110.0 million, are due in the year 2007, and bear interest at a fixed rate of 10 3/8%. As of March 31, 2001, their fair value was estimated to be $79.0 million. At the same date, the Term Loan, the Mortgage Loan, the Revolver, and the Seller Notes totaled $27.8 million, $7.2 million, $2.0 million, and $2.0 million, respectively, and approximated their fair value. The Term Loan and Revolver mature on December 31, 2004. The interest rates for the Term Loan and Revolver, at the discretion of the Company, are at Base Rate or LIBOR, plus applicable margins. Margins range from 0.00% to 3.00%, depending upon which interest rate option is in effect and the Company's leverage ratio as determined quarterly. The Company periodically reviews various alternatives to protect long-term debt against interest rate fluctuations. The Mortgage Loan bears interest at LIBOR rates plus 1.75%, adjusted quarterly. To protect the Mortgage Loan against interest rate fluctuations, the Company utilizes the Interest Rate Swap, which fixes the interest rate at 7.82% per annum. The Seller Notes are due in two installments with the final installment due on November 19, 2001, and bear interest at 8.00% per annum. The market risk, estimated as a potential increase in fair value of these debt instruments resulting from a hypothetical 1.0% decrease in interest rates is estimated not to be material to the Company during 2001.

Part II.      Other Information

     Item 1.  Legal Proceedings

              There have been no material changes to the proceedings previously reported in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

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

       3.2         Certificate of Incorporation of HydroChem International, Inc.
                   as amended. (Exhibit 3.2 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

       3.3         By-Laws of HydroChem Industrial Services, Inc.   (Exhibit 3.3
                   to the Company's Registration Statement on Form S-4 filed August 25, 1997, is hereby incorporated by reference.)

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

       10.3 First Amendment to Deferred Bonus Plan of HydroChem Industrial Services, Inc. dated as of May 1, 2000. (Exhibit
                   10.3 to the Company's Form 10-Q, filed August 11, 2000, is hereby incorporated by reference.)

       10.4        Second   Amendment  to   Deferred  Bonus  Plan  of  HydroChem
                   Industrial Services, Inc. dated as of May 1, 2001. (Filed herewith.)

       10.5 Employment Agreement dated December 15, 1993 by and among HydroChem Holding, Inc., HydroChem Industrial Services, Inc. and B. Tom Carter, Jr., as amended through December 9, 1996. (Exhibit 10.5 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

       10.6 Fourth Amendment to Employment Agreement dated April 9, 1998 by and among HydroChem Holding, Inc., HydroChem Industrial Services, Inc. and B. Tom Carter, Jr. (Exhibit 10.8 to the Company's Form 10-Q, filed May 14, 1998, is hereby incorporated by reference.)

       10.7 Secured Promissory Note dated February 9, 2001 from B. Tom Carter, Jr. to HydroChem Holding, Inc. (Exhibit 10.6 to the Company Form 10-K filed March 21, 2001, is hereby incorporated by reference.)

       10.8 Pledge Agreement dated February 9, 2001 between B.Tom Carter, Jr. and HydroChem Holding, Inc. (Exhibit 10.7 to the
                   Company's Form 10-K filed March 21, 2001, is hereby incorporated by reference.)

       10.9 Employment Agreement dated November 1, 1992 between HydroChem Industrial Services, Inc. and Gary D. Noto. (Exhibit 10.3 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

       10.10 Amendment dated January 27, 1999 to Employment Agreement dated November 1, 1992 between HydroChem Industrial Services, Inc. and Gary D. Noto. (Exhibit 10.8 to the Company's Form 10-K, filed March 29, 1999, is hereby incorporated by reference.)

       10.11 Employment Agreement dated November 1, 1992 between HydroChem Industrial Services, Inc. and J. Pat DeBusk. (Exhibit 10.2 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

       10.12 Employment Agreement dated September 26, 1997 between HydroChem Industrial Services, Inc. and Donovan W. Boyd. (Exhibit 10.10 to the Company's Form 10-K filed March 29, 1999, is hereby incorporated by reference.)

       10.13 First Amendment to Employment Agreement dated as of June 28, 1999 to Employment Agreement dated as of September 26, 1997 between HydroChem Industrial Services, Inc. and Donovan W. Boyd. (Exhibit 10.10 to the Company's Form 10-Q filed August 10, 1999, is hereby incorporated by reference.)

       10.14 Second Amendment to Employment Agreement dated as of January 17, 2001 to Employment Agreement dated as of September 26, 1997 between HydroChem Industrial Services, Inc. and Donovan
                   W. Boyd. (Exhibit 10.13 to the Company's Form 10-K filed March 21, 2001, is hereby incorporated by reference.)

       10.15 Letter Agreement regarding severance compensation dated October 31, 1997 between HydroChem Industrial Services, Inc. and Pelham H. A. Smith. (Exhibit 10.7 to the Company's Form 10-Q, filed November 14, 1997, is hereby incorporated by reference.)

       10.16 Form of Indemnification Agreement entered into with directors and officers. (Exhibit 10.8 to the Company's Amendment No. 1 to the Registration Statement on Form S-4, filed October 3, 1997, is hereby incorporated by reference.)

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

       10.19 Extension Agreement dated as of February 2, 1999 between HydroChem Industrial Services, Inc. and Bank One, Texas, National Association. (Exhibit 10.22 to the Company's Form 10-K filed March 29, 1999, is hereby incorporated by reference.)

       10.20 International Swap Dealers Association, Inc. Master Agreement and Schedule dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas, National Association. (Exhibit 10.16 to the Company's Form 10-Q, filed August 14, 1998, is hereby incorporated by reference.)

       10.21 Credit Agreement dated November 19, 1999 among HydroChem Holding, Inc., HydroChem Industrial Services, Inc., various lenders and Bank of America, N.A., as administrative agent. (Exhibit 2.2 to the Company's Form 8-K filed December 3, 1999, is hereby incorporated by reference.)

       10.22 First Amendment dated as of December 17, 1999 to Credit Agreement dated November 19, 1999 among HydroChem Holding, Inc., HydroChem Industrial Services, Inc., various lenders and Bank of America, N.A., as administrative agent. (Exhibit 10.20 to the Company's Form 10-K filed March 24, 2000, is hereby incorporated by reference.)

       10.23 Second Amendment dated as of June 30, 2000 to Credit Agreement dated November 19,1999 among HydroChem Holding, Inc., HydroChem Industrial Services, Inc., various lenders and Bank of America, N.A., as administrative agent. (Exhibit
                   10.24 to the Company's Form 10-Q filed August 11, 2000, is hereby incorporated by reference.)

       10.24 Amended and Restated Asset Purchase Agreement by and among HydroChem Industrial Services, Inc., Valley Systems of Ohio, Inc. and Valley Systems, Inc. dated as of September 8, 1998. (Exhibit 10.1 to the Company's Form 8-K, filed January 20, 1999, is hereby incorporated by reference.)

       10.25 Stock Purchase Agreement dated November 19, 1999 by and among HydroChem Industrial Services, Inc. and each stockholder of Landry Service Co., Inc. including Kenneth C. Landry and Charles A. Landry, Jr. (Exhibit 2.1 to the Company's Form 8-K filed December 3, 1999, is hereby incorporated by reference.)

       (b)    Reports on Form 8-K.

              None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               HYDROCHEM INDUSTRIAL SERVICES, INC.


     Date: May 11, 2001             By: /s/ Pelham H. A. Smith
                                    ---------------------------------------
                                    Pelham H. A. Smith, Executive Vice President
                                    and Chief Financial Officer





                               HYDROCHEM INTERNATIONAL, INC.


     Date: May 11, 2001             By: /s/ Pelham H. A. Smith
                                    ---------------------------------------
                                    Pelham H. A. Smith, Executive Vice President
                                    and Chief Financial Officer

                                  EXHIBIT INDEX



           10.4 Second Amendment to Deferred Bonus Plan of HydroChem Industrial Services, Inc. dated as of May 1, 2001.