Form 10-Q
period 2001-06-30
HYDROCHEM INDUSTRIAL SERVICES INC; HYDROCHEM INTERNATIONAL INC
filed 2001-08-03
CIK 1044607, 1044608

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                  FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 For the Quarterly Period ended June 30, 2001

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

                                    Yes X       No


     The number of shares of Common Stock of the Registrant outstanding on August 1, 2001 was 100 shares. The Registrant's Common Stock is not registered under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

     ---------------------------------------------------------------------------

     * HydroChem International, Inc., a wholly-owned subsidiary of HydroChem Industrial Services, Inc., is a Co-Registrant. It is incorporated under the laws of the State of Delaware. Its I.R.S. Employer Identification Number is 75-2512100.

                                TABLE OF CONTENTS


Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 2000 and
                      June 30, 2001 (unaudited).....................................................      3

                  Consolidated Statements of Operations for each of the three and six
                      month periods ended June 30, 2000 and 2001 (unaudited)........................      4

                  Consolidated Statement of Stockholder's Equity for the six
                      month period ended June 30, 2001 (unaudited)..................................      5

                  Consolidated Statements of Cash Flows for each of the six
                      month periods ended June 30, 2000 and 2001 (unaudited)........................      6

                  Notes to Consolidated Financial Statements (unaudited)............................      7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.....................................................     10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk  ......................     14

Part II.      Other Information

         Item 1.  Legal Proceedings.................................................................     15

         Item 6.  Exhibits and Reports on Form 8-K..................................................     15

Signatures..........................................................................................     18

Exhibit Index.......................................................................................     19

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                     December 31,    June 30,
                                                                         2000          2001
                                                                         ----          ----
                                     ASSETS
     Current assets:
         Cash and cash equivalents ................................   $   6,380    $     291
         Receivables, less allowance of $723 and $954, respectively      39,781       47,136
         Inventories ..............................................       4,467        4,119
         Prepaid expenses and other current assets ................       2,224        2,744
         Income taxes receivable ..................................         328           79
         Deferred income taxes ....................................       1,536        1,176
                                                                      ---------    ---------
              Total current assets ................................      54,716       55,545

     Property and equipment, at cost ..............................     100,419      103,419
         Accumulated depreciation .................................     (53,721)     (58,228)
                                                                      ---------    ---------
                                                                         46,698       45,191

     Intangible assets, net .......................................      96,931       94,549
                                                                      ---------    ---------

              Total assets ........................................   $ 198,345    $ 195,285
                                                                      =========    =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
     Current liabilities:
         Accounts payable .........................................   $   9,455    $   9,938
         Accrued liabilities ......................................      15,595       13,641
         Current portion of long-term debt (Note 3) ...............       7,858        8,194
                                                                      ---------    ---------
              Total current liabilities ...........................      32,908       31,773

     Long-term debt (Note 3) ......................................     140,350      137,504
     Deferred income taxes ........................................       8,365        8,942
     Commitments and contingencies (Note 6)

     Stockholder's equity:
         Common stock, $.01 par value:
              1,000 shares authorized, 100 shares outstanding .....           1            1
         Additional paid-in capital ...............................      16,558       16,558
         Accumulated other comprehensive loss .....................          --          (77)
         Retained earnings ........................................         163          584
                                                                      ---------    ---------
         Total stockholder's equity ...............................      16,722       17,066
                                                                      ---------    ---------

              Total liabilities and stockholder's equity ..........   $ 198,345    $ 195,285
                                                                      =========    =========



                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                              Three months ended      Six months ended
                                                   June 30,                June 30,
                                                   --------                --------
                                                2000      2001         2000      2001
                                                ----      ----         ----      ----
Revenue ...................................  $ 54,199   $ 57,159    $107,638   $116,549
Cost of revenue ...........................    33,173     35,937      65,437     73,268
                                             --------   --------    --------   --------
      Gross profit ........................    21,026     21,222      42,201     43,281

Selling, general and administrative expense    12,257     13,164      25,058     26,621
Depreciation ..............................     2,882      2,719       5,815      5,420
                                             --------   --------    --------   --------
      Operating income ....................     5,887      5,339      11,328     11,240

Other expense:
      Interest expense, net ...............     4,019      3,893       8,033      7,823
      Amortization of intangibles .........     1,013        996       1,996      1,991
      Other, net ..........................       134         15         161         20
                                             --------   --------    --------   --------

Income before taxes .......................       721        435       1,138      1,406

      Income tax provision ................        --        490          --        985
                                             --------   --------    --------   --------

Net income (loss) .........................  $    721   $    (55)   $  1,138   $    421
                                             ========   ========    ========   ========





















                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (in thousands)




                                                                    Accumulated
                                                    Additional         Other
                                          Common     Paid-in       Comprehensive   Retained
                                          Stock      Capital           Loss        Earnings      Total
                                          -----      -------           ----        --------      -----

Balance at December 31, 2000 .......   $      1      $ 16,558      $     -         $  163      $ 16,722

    Other comprehensive loss .......          -             -          (77)             -           (77)
    Net income .....................          -             -            -            421           421
                                       --------      --------      -------         ------      --------
    Total other comprehensive income                                                                344
                                                                                               --------

Balance at June 30, 2001 ...........   $      1      $ 16,558      $   (77)        $  584      $ 17,066
                                       ========      ========      =======         ======      ========




















                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Six months ended
                                                                                     June 30,
                                                                              2000             2001
                                                                           ---------         --------
Operating activities:
     Net income........................................................     $ 1,138         $   421
     Adjustments to reconcile net income
         to net cash used in operating activities:
         Depreciation..................................................       5,815           5,420
         Amortization..................................................       1,996           1,991
         Amortization of deferred financing costs......................         359             391
         Deferred income tax provision.................................           -             937
         Loss (gain)on sale of property and equipment..................         165              (7)
     Changes in operating assets and liabilities:
         Receivables, net..............................................      (4,662)         (7,355)
         Inventories...................................................         (89)            348
         Prepaid expenses and other current assets.....................      (1,013)           (520)
         Income taxes receivable.......................................           -             249
         Accounts payable..............................................       1,176             483
         Accrued liabilities...........................................      (2,489)         (2,031)
                                                                            -------         -------
              Net cash provided in operating activities................       2,396             327
                                                                            -------         -------

Investing activities:
     Expenditures for property and equipment...........................      (2,775)         (4,239)
     Proceeds from sale of property and equipment......................         419             333
     Acquisitions, net of cash.........................................        (446)              -
                                                                            -------         -------
              Net cash used in investing activities....................      (2,802)         (3,906)
                                                                            -------         -------

Financing activities:
     Repayments of long-term debt, net.................................          81          (2,510)
     Debt financing costs..............................................        (110)              -
                                                                            -------         -------
              Net cash used by financing activities....................        (191)         (2,510)
                                                                            -------         -------

Net decrease in cash...................................................        (597)         (6,089)
Cash at beginning of period............................................       4,140           6,380
                                                                            -------         -------

Cash at end of period..................................................     $ 3,543         $   291
                                                                            =======         =======





                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001



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

          The accompanying unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of the interim periods. Operating results for the three and six month interim period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

          The Company uses an interest rate swap to fix the interest rate on a variable rate term loan. This derivative, which was designated as a cash flow hedge at the time of adoption of SFAS 133, qualifies for evaluation using the short cut method for assessing effectiveness and is considered highly effective as defined by SFAS 133. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative loss adjustment to other comprehensive loss of $39,000, after taxes, to recognize the fair value of this derivative at January 1, 200l. During the six months ended June 30, 2001, unrealized net losses totaling $77,000 after taxes were recorded in other comprehensive loss, including the $39,000 cumulative effect adjustment as of January 1, 2001.

          In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

          The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement is expected to result in an increase in net income of $2.6 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

3.   Long-term Debt

          Long-term debt at December 31, 2000 and June 30, 2001 consisted of the following (in thousands):

                                                         2000            2001
                                                         ----            ----
        Senior Subordinated Notes .................   $ 110,000       $ 110,000
        Term Loan .................................      29,000          25,828
        Mortgage Loan .............................       7,208           7,120
        Revolver ..................................          --             750
        Seller Notes ..............................       2,000           2,000
                                                      ---------       ---------
             Total long-term debt .................     148,208         145,698
             Less current portion of long-term debt      (7,858)         (8,194)
                                                      ---------       ---------
                                                      $ 140,350       $ 137,504
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

5.   Summary Financial Information

          Summary financial information for HydroChem International, Inc., as consolidated with HydroChem, is as follows (in thousands):

                                                        As of            As of
                                                     December 31,       June 30,
                                                        2000              2001
                                                        ----              ----
        Current assets...........................     $  4,682         $  4,036
        Noncurrent assets........................          189              189
        Current liabilities......................          801              440
        Noncurrent liabilities...................            -                -

                                                         Three months ended                   Six months ended
                                                               June 30,                            June 30,
                                                               --------                            --------
                                                          2000             2001            2000                2001
                                                          ----             ----            ----                ----
        Revenue..................................     $  1,558         $  1,808         $  3,016          $  3,037
        Gross profit.............................          558              643            1,215               963
        Net income (loss)........................          547               31              680              (286)

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

                                                      Three months ended              Six months ended
                                                           June 30,                       June 30,
                                                           --------                       --------
                                                       2000           2001            2000        2001
                                                       ----           ----            ----        ----
    Revenue..................................         100.0%         100.0%          100.0%       100.0%
    Cost of revenue..........................          61.2           62.9            60.8         62.9
          Gross profit.......................          38.8           37.1            39.2         37.1
    SG&A expense.............................          22.6           23.0            23.3         22.8
    Depreciation.............................           5.3            4.8             5.4          4.7
          Operating income...................          10.9            9.3            10.5          9.6
    Other expense:
          Interest expense, net..............           7.4            6.8             7.5          6.7
          Amortization of intangibles........           1.9            1.7             1.8          1.7
          Other, net.........................           0.3              -             0.1            -
    Income before taxes......................           1.3            0.8             1.1          1.2
          Income tax provision...............             -            0.9               -          0.8
    Net income (loss)........................           1.3%          (0.1)%           1.1%         0.4%

    EBITDA (1)...............................          16.2%          14.1 %          15.9%        14.3%

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

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000
-----------------------------------------------------------------------------
     Revenue. Revenue increased $3.0 million, or 5.5%, to $57.2 million for the three months ended June 30, 2001 from $54.2 million in the prior year period. The increase resulted from an increase in industrial vacuuming revenue of $2.1 million, or 20.0%, from $10.5 million to $12.6 million, an increase in hydroblasting revenue of $1.9 million, or 9.5%, from $20.1 million to $22.0 million, and an increase in revenue from other services of $363,000, or 11.7%, from $3.1 million to $3.5 million. These increases were partially offset by a decrease in tank cleaning revenue of $1.4 million, or 25.0%, from $5.5 million to $4.1 million. Chemical cleaning remained relatively unchanged with revenue of $14.9 million in the current and prior year periods. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 2000 and 2001. The increase in hydroblasting revenue resulted principally from increased turnaround activity. The decrease in tank cleaning revenue resulted from fewer tank cleaning projects.

     Gross profit. Gross profit increased $196,000, or 0.9%, to $21.2 million in 2001 from $21.0 million in the prior year period. Cost of revenue increased $2.8 million, or 8.3%, to $35.9 million in 2001 from $33.2 million in the prior year period. Gross profit margin decreased from 38.8% to 37.1%, primarily due to increases in compensation, operating supplies and equipment rental expense.

     SG&A expense. SG&A expense increased $907,000, or 7.4%, to $13.2 million in 2001 from $12.3 million in the prior year period. This increase primarily resulted from an increase in compensation and other employee-related expenses. SG&A expense as a percentage of revenue increased to 23.0% in 2001 from 22.6% in the prior year period.

     EBITDA. Increased SG&A expense, which was partially offset by increased gross profit, resulted in a decline in EBITDA of $711,000, or 8.1%, to $8.1 million in 2001 from $8.8 million in the prior year period. As a percentage of revenue, EBITDA decreased to 14.1% in 2001 from 16.2% in the prior year period.

     Depreciation. Depreciation expense decreased $163,000, or 5.7%, to $2.7 million in 2001from $2.9 million in the prior year period. The decrease in depreciation expense principally resulted from certain assets becoming fully depreciated. As a percentage of revenue, depreciation expense decreased to 4.8% in 2001 from 5.3% in the prior year period.

     Operating income. Increased gross profit and reduced depreciation expense, partially offset by increased SG&A expense, resulted in a decrease in operating income of $548,000, or 9.3%, to $5.3 million in 2001 from $5.9 million in the prior year period. As a percentage of revenue, operating income decreased to 9.3% in 2001 from 10.9% in the prior year period.

     Interest expense, net. Interest expense, net decreased $126,000, or 3.1%, to $3.9 million in 2001 from $4.0 million in the prior year period. Decreased interest expense, net resulted from a reduction of outstanding debt from the prior year period. Interest expense, net as a percentage of revenue decreased to 6.8% in 2001 from 7.4% in the prior year period.

     Amortization. Amortization expense was relatively unchanged with a decrease of $17,000, or 1.7%, to $996,000 in 2001 from $1,013,000 in the prior year period. Amortization expense as a percentage of revenue decreased to 1.7% in 2001 from 1.9% in the prior year period.

     Income before taxes. For the reasons described above, the Company's income before taxes decreased $286,000 to $435,000 in 2001 from $721,000 in the prior year period. As a percentage of revenue, income before taxes was 0.8% in 2001 compared to 1.3% in the prior year period.

     Income tax provision. The effective income tax rate increased in 2001 primarily as a result of changes in the valuation of deferred tax assets in 2001 as compared to 2000. Additionally, the higher effective income tax rate is principally due to certain nondeductible operating expenses and nondeductible goodwill amortization.

     Net income (loss). For the reasons described above, the Company's net income decreased $776,000 resulting in a loss of $55,000 in 2001, as compared to net income of $721,000 in the prior year period. Net income (loss), as a percentage of revenue, was (0.1%) in 2001 compared to 1.3% in the prior year period.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000
-------------------------------------------------------------------------
     Revenue. Revenue increased $8.9 million, or 8.3%, to $116.5 million for the six months ended June 30, 2001 from $107.6 million in the prior year period. The increase resulted from an increase in hydroblasting revenue of $6.7 million, or 16.4% from $40.8 million to $47.5 million, and an increase in industrial vacuuming revenue of $4.7 million, or 22.1%, from $21.1 million to $25.7 million. These increases were partially offset by a decrease in tank cleaning revenue of $1.5 million or 16.9%, from $8.8 million to $7.3 million, a decrease in chemical cleaning revenue of $738,000, or 2.5%, from $29.3 million to $28.6 million and a decrease in revenue from other services of $199,000, or 2.6%, from $7.5 million to $7.3 million. The increase in hydroblasting revenue resulted principally from increased turnaround activity in the first half of 2001. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 2000 and 2001. Tank and chemical cleaning revenues decreased primarily due to fewer projects.

     Gross profit. Gross profit increased $1.1 million, or 2.6%, to $43.3 million in 2001 from $42.2 million in the prior year period. Cost of revenue increased $7.8 million, or 12.0%, to $73.3 million in 2001 from $65.4 million in the prior year period. Gross profit margin decreased from 39.2% to 37.1%, primarily due to increases in compensation, operating supplies and equipment rental expense.

     SG&A expense. SG&A expense increased $1.6 million, or 6.2%, to $26.6 million in 2001 from $25.1 million in the prior year period. The increase primarily resulted from an increase in compensation and other employee-related expenses. SG&A expense as a percentage of revenue decreased to 22.8% in 2001 from 23.3% in the prior year period.

     EBITDA. Increased SG&A expense, which was partially offset by increased gross profit, resulted in a decline in EBITDA of $483,000, or 2.8%, to $16.7 million in 2001 from $17.1 million in the prior year period. As a percentage of revenue, EBITDA decreased to 14.3% in 2001 from 15.9% in the prior year period.

     Depreciation. Depreciation expense decreased $395,000, or 6.8%, to $5.4 million in 2001 from $5.8 million in the prior year period. The decrease in depreciation expense principally resulted from certain assets becoming fully depreciated. As a percentage of revenue, depreciation expense decreased to 4.7% in 2001 from 5.4% in the prior year period.

     Operating income. Increased gross profit and reduced depreciation expense, partially offset by increased SG&A expense, resulted in a decrease in operating income of $88,000, or 0.8%, to $11.2 million in 2001, from $11.3 million in the prior year period. As a percentage of revenue, operating income decreased to 9.6% in 2001 from 10.5% in the prior year period.

     Interest expense, net. Interest expense, net decreased $210,000, or 2.6%, to $7.8 million in 2001 from $8.0 million in the prior year period. Decreased interest expense, net resulted from a reduction of outstanding debt from the prior year period. Interest expense, net as a percentage of revenue decreased to 6.7% in 2001 from 7.5% in the prior year period.

     Amortization. Amortization expense was relatively unchanged at $2.0 million in the current and prior year period with a decrease of $5,000, or 0.3%. Amortization expense as a percentage of revenue decreased to 1.7% in 2001 from 1.8% in the prior year period.

     Income before taxes. For the reasons described above, income before taxes increased $268,000, or 23.6%, to $1.4 million in 2001 from $1.1 million in the prior year period. As a percentage of revenue, income before taxes was 1.2% in 2001 compared to 1.1% in the prior year period.

     Income tax provision. The effective income tax rate increased in 2001 primarily as a result of changes in the valuation of deferred tax assets in 2001 as compared to 2000. Additionally, the higher effective income tax rate is principally due to certain nondeductible operating expenses and nondeductible goodwill amortization.

     Net income (loss). For the reasons described above, the Company's net income decreased $717,000, or 63.0%, to $421,000 in 2001, as compared to $1.1 million in the prior year period. Net income, as a percentage of revenue, was 0.4% in 2001 compared to 1.1% in the prior year period.

Liquidity and Capital Resources

     The Company historically has financed its operations through net cash provided by operating activities, existing cash balances, available credit facilities and capital contributions from Holding. On November 19, 1999, the Company entered into a credit agreement with six financial institutions which provided for secured borrowings of up to $60.0 million, consisting of a $30.0 million term loan (the "Term Loan"), and a $30.0 million revolving loan (the "Revolver") which is subject to borrowing base limitations. Effective June 30, 2001, the credit agreement was amended to modify certain covenants applicable to periods ending in the future and to reduce the amount of the Revolver to $22.5 million. The credit facility expires on December 31, 2004 and requires the Company to meet certain customary financial ratios and covenants.

     As of June 30, 2001, $25.8 million was outstanding under the Term Loan. As of June 30, 2001, there was $750,000 of funded debt outstanding under the Revolver and $1.5 million had been drawn in the form of standby letters of credit, principally issued in connection with the Company's property and casualty insurance program. The Company had available borrowings of $15.7 million, net of covenant test limitations.

     For the six months ended June 30, 2001, the Company used net cash of $3.6 million for operating and investing activities which consisted of $327,000 provided by operating activities and $3.9 million used in investing activities. For the six months ended June 30, 2000, $406,000 of net cash was used in operating and investing activities which consisted of $2.4 million provided by operating activities and $2.8 million used in investing activities. Expenditures for property and equipment for the six months ended June 30, 2001 and 2000 were $4.2 million and $2.8 million, respectively. These expenditures were principally for operating equipment.

     Management believes that cash and cash equivalents at June 30, 2001, net cash expected to be provided by operating activities and borrowings, if necessary, under the Revolver will be sufficient to meet the Company's cash requirements for operations and expenditures for property and equipment for the next twelve months and the foreseeable future thereafter. From time to time, the Company reviews acquisition opportunities as they arise, and may require additional financing if it decides to make additional acquisitions. There can be no assurance, however, that any such acquisition opportunities will arise, that any such acquisitions will be consummated, or that any related financing will be available when required on terms satisfactory to the Company.

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

     As of June 30, 2001, the Company's outstanding long-term debt consisted of the Senior Subordinated Notes, the Term Loan, the Mortgage Loan, the Revolver, and the Seller Notes. The Senior Subordinated Notes totaled $110.0 million, are due in the year 2007, and bear interest at a fixed rate of 10 3/8%. As of June 30, 2001, their fair value was estimated to be $78.0 million. At the same date, the Term Loan, the Mortgage Loan, the Revolver, and the Seller Notes totaled $25.8 million, $7.1 million, $750,000, and $2.0 million, respectively, and approximated their fair value. The Term Loan requires scheduled quarterly principal payments, which began September 30, 2000. The Term Loan and Revolver mature on December 31, 2004. The interest rates for the Term Loan and Revolver, at the discretion of the Company, are at Base Rate or LIBOR, plus applicable margins. Margins range from 0.00% to 3.00%, depending upon which interest rate option is in effect and the Company's leverage ratio as determined quarterly. The Company periodically reviews various alternatives to protect long-term debt against interest rate fluctuations. The Mortgage Loan bears interest at LIBOR plus 1.75%, adjusted quarterly. To protect the Mortgage Loan against interest rate fluctuations, the Company utilizes the Interest Rate Swap, which fixes the interest rate at 7.82% per annum. The remaining balance of the Seller Notes is due on November 19, 2001. The Seller Notes bear interest at 8.00% per annum. The market risk, estimated as a potential increase in fair value of these debt instruments resulting from a hypothetical 1.0% decrease in interest rates, is estimated not to be material to the Company during 2001.

Part II.  Other Information
---------------------------

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

      10.4 Second Amendment to Deferred Bonus Plan of HydroChem Industrial Services, Inc. dated as of May 1, 2001. (Exhibit
                   10.4 to the Company's Form 10-Q filed May 11, 2001, is hereby incorporated by reference.)

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

      10.18 Amendment No.1 dated as of February 2, 1999 to Loan Agreement dated July 17, 1998 between HydroChem Industrial Services, Inc. and Bank One, Texas National Association. (Exhibit 10.21 to the Company's Form 10-K filed March 29, 1999, is hereby incorporated by reference.)

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

      10.24 Third Amendment dated as of June 30, 2001 to Credit Agreement dated November 19, 1999 among HydroChem Holding, Inc., HydroChem Industrial Services, Inc., various lenders and Bank of America, N.A., as administrative agent. (Filed herewith).

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




                               HYDROCHEM INDUSTRIAL SERVICES, INC.


   Date: August 3, 2001             By:  /s/ Pelham H. A. Smith
                                    ------------------------------------
                                    Pelham H. A. Smith, Executive Vice President
                                    and Chief Financial Officer





                               HYDROCHEM INTERNATIONAL, INC.


   Date: August 3, 2001             By:  /s/ Pelham H. A. Smith
                                    ------------------------------------
                                    Pelham H. A. Smith, Executive Vice President
                                    and Chief Financial Officer

                                                    EXHIBIT INDEX



      10.24 Third Amendment dated as of June 30, 2001 to Credit Agreement dated November 19, 1999 among HydroChem Holding, Inc., HydroChem Industrial Services, Inc., various lenders and Bank of America, N.A., as administrative agent.