Form 10-Q
period 2001-09-30
HYDROCHEM INDUSTRIAL SERVICES INC; HYDROCHEM INTERNATIONAL INC
filed 2001-11-08
CIK 1044607, 1044608

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                  FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 For the Quarterly Period ended September 30, 2001

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

                                    Yes X       No


     The number of shares of Common Stock of the Registrant outstanding on November 1, 2001 was 100 shares. The Registrant's Common Stock is not registered under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

     ---------------------------------------------------------------------------

     * HydroChem International, Inc., a wholly-owned subsidiary of HydroChem Industrial Services, Inc., is a Co-Registrant. It is incorporated under the laws of the State of Delaware. Its I.R.S. Employer Identification Number is 75-2512100.

                                TABLE OF CONTENTS


Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 2000 and
                      September 30, 2001 (unaudited).....................................................      3

                  Consolidated Statements of Operations for each of the three and nine
                      month periods ended September 30, 2000 and 2001 (unaudited)........................      4

                  Consolidated Statement of Stockholder's Equity for the nine
                      month period ended September 30, 2001 (unaudited)..................................      5

                  Consolidated Statements of Cash Flows for each of the nine
                      month periods ended September 30, 2000 and 2001 (unaudited)........................      6

                  Notes to Consolidated Financial Statements (unaudited).................................      7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..........................................................     13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk  ...........................     17

Part II.      Other Information

         Item 1.  Legal Proceedings......................................................................     18

         Item 5.  Other Information......................................................................     18

         Item 6.  Exhibits and Reports on Form 8-K.......................................................     18

Signatures...............................................................................................     22

Exhibit Index............................................................................................     23

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                     December 31,    September 30,
                                                                         2000            2001
                                                                         ----            ----
                                     ASSETS
     Current assets:
         Cash and cash equivalents ................................   $   6,380    $     506
         Receivables, less allowance of $723 and $765, respectively      39,781       40,953
         Inventories ..............................................       4,467        4,187
         Prepaid expenses and other current assets ................       2,224        2,818
         Income taxes receivable ..................................         328        1,027
         Deferred income taxes ....................................       1,536        1,213
                                                                      ---------    ---------
              Total current assets ................................      54,716       50,704

     Property and equipment, at cost ..............................     100,419      103,706
         Accumulated depreciation .................................     (53,721)     (60,357)
                                                                      ---------    ---------
                                                                         46,698       43,349

     Intangible assets, net .......................................      96,931       93,626
                                                                      ---------    ---------

              Total assets ........................................   $ 198,345    $ 187,679
                                                                      =========    =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
     Current liabilities:
         Accounts payable .........................................   $   9,455    $   9,518
         Accrued liabilities ......................................      15,595       11,481
         Current portion of long-term debt (Note 3) ...............       7,858        6,863
                                                                      ---------    ---------
              Total current liabilities ...........................      32,908       27,862

     Long-term debt (Note 3) ......................................     140,350      136,786
     Deferred income taxes ........................................       8,365        7,603
     Commitments and contingencies (Note 6)

     Stockholder's equity:
         Common stock, $.01 par value:
              1,000 shares authorized, 100 shares outstanding .....           1            1
         Additional paid-in capital ...............................      16,558       16,558
         Accumulated other comprehensive loss .....................          --         (315)
         Retained earnings ........................................         163         (816)
                                                                      ---------    ---------
         Total stockholder's equity ...............................      16,722       15,428
                                                                      ---------    ---------

              Total liabilities and stockholder's equity ..........   $ 198,345    $ 187,679
                                                                      =========    =========



                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                              Three months ended      Nine months ended
                                                 September 30,          September 30,
                                                   --------                --------
                                                2000      2001         2000      2001
                                                ----      ----         ----      ----
Revenue ...................................  $ 52,049   $ 52,017    $159,687   $168,566
Cost of revenue ...........................    32,733     34,469      98,170    107,737
                                             --------   --------    --------   --------
      Gross profit ........................    19,316     17,548      61,517     60,829

Selling, general and administrative expense    12,293     13,097      37,351     39,718
Depreciation ..............................     3,016      2,717       8,831      8,137
Amortization of intangibles ...............       999        995       2,995      2,986
                                             --------   --------    --------   --------
      Operating income ....................     3,008        739      12,340      9,988

Other (income) expense:
      Interest expense, net ...............     4,018      3,726      12,051     11,549
      Other (income) expense, net .........       (98)      (128)         63       (108)
                                             --------   --------    --------   --------

Income (loss) before taxes ................      (912)    (2,859)        226     (1,453)

      Income tax benefit ..................        --     (1,459)         --       (474)
                                             --------   --------    --------   --------

Net income (loss) .........................  $   (912)  $ (1,400)   $    226   $   (979)
                                             ========   ========    ========   ========





















                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (in thousands)




                                                                    Accumulated
                                                    Additional         Other
                                          Common     Paid-in       Comprehensive   Retained
                                          Stock      Capital           Loss        Earnings      Total
                                          -----      -------           ----        --------      -----

Balance at December 31, 2000 .......   $      1      $ 16,558      $     -         $  163      $ 16,722

    Other comprehensive loss .......          -             -         (315)             -          (315)
    Net income .....................          -             -            -           (979)         (979)
                                       --------      --------      -------         ------      --------
    Total other comprehensive income                                                             (1,294)
                                                                                               --------

Balance at September 30, 2001 ......   $      1      $ 16,558      $  (315)        $ (816)     $ 15,428
                                       ========      ========      =======         ======      ========




















                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Nine months ended
                                                                                   September 30,
                                                                              2000             2001
                                                                           ---------         --------
Operating activities:
     Net income........................................................     $   226         $  (979)
     Adjustments to reconcile net income (loss)
         to net cash provided by operating activities:
         Depreciation..................................................       8,831           8,137
         Amortization..................................................       2,995           2,986
         Amortization of deferred financing costs......................         544             599
         Deferred income tax benefit...................................           -            (439)
         Loss (gain)on sale of property and equipment..................         122            (110)
     Changes in operating assets and liabilities:
         Receivables, net..............................................      (5,242)         (1,172)
         Inventories...................................................         228             280
         Prepaid expenses and other current assets.....................        (887)           (594)
         Income taxes receivable.......................................           -            (699)
         Accounts payable..............................................         472              63
         Accrued liabilities...........................................      (3,965)         (4,429)
                                                                            -------         -------
              Net cash provided by operating activities................       3,324           3,643
                                                                            -------         -------

Investing activities:
     Expenditures for property and equipment...........................      (3,592)         (5,228)
     Proceeds from sale of property and equipment......................         477             550
     Acquisitions, net of cash.........................................        (964)              -
                                                                            -------         -------
              Net cash used in investing activities....................      (4,079)         (4,678)
                                                                            -------         -------

Financing activities:
     Repayments of long-term debt, net.................................        (626)         (4,559)
     Debt financing costs..............................................        (334)           (280)
                                                                            -------         -------
              Net cash used by financing activities....................        (960)         (4,839)
                                                                            -------         -------

Net decrease in cash...................................................      (1,715)         (5,874)
Cash at beginning of period............................................       4,140           6,380
                                                                            -------         -------

Cash at end of period..................................................     $ 2,425         $   506
                                                                            =======         =======





                             See accompanying notes.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001



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

       The accompanying unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of the interim periods. Operating results for the three and nine month interim periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

       The Company entered into an interest rate swap to fix the interest rate on a variable rate term loan. This derivative, which was designated as a cash flow hedge at the time of adoption of SFAS 133, qualifies for evaluation using the short cut method for assessing effectiveness and is considered highly effective as defined by SFAS 133. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative loss adjustment to other comprehensive loss of $39,000, after taxes, to recognize the fair value of this derivative at January 1, 200l. During the nine months ended September 30, 2001, unrealized net losses totaling $315,000, after taxes, were recorded in other comprehensive loss, including the $39,000 cumulative effect adjustment as of January 1, 2001. Subsequent to September 30, 2001, and in connection with debt refinancing
    activities, this interest rate swap was terminated.   (See Note 7.)

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

       The Company  will apply the new rules on  accounting  for  goodwill  and
    other   intangible   assets   beginning  in  the  first  quarter  of  2002.
    Application of the non-amortization provisions of the statement is expected to result in an increase in net income of $2.6 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

3.  Long-term Debt

       Long-term debt at December 31, 2000 and September 30, 2001 consisted of the following (in thousands):

                                                             2000      2001
                                                             ----      ----
      Senior Subordinated Notes.......................    $110,000   $110,000
      Term Loan.......................................      29,000     24,578
      Mortgage Loan...................................       7,208      7,071
      Revolver........................................           -         -
      Seller Notes....................................       2,000      2,000
                                                             -----      -----
         Total long-term debt.........................     148,208    143,649
         Less current portion of long-term debt.......      (7,858)    (6,863)
                                                            ------     ------
                                                          $140,350   $136,786
                                                          ========   ========

       On October 25, 2001, the Company entered into a new Financing  Agreement
    which replaced the Term Loan, the Revolver and  the  Mortgage  Loan.   (See
    Note 7.)

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

5.  Guarantor Financial Information

       Condensed    consolidating    financial    information   for   guarantor
    subsidiaries,   including   HydroChem   International,   Inc.,  (Int'l)  as
    consolidated with HydroChem, is as follows (in thousands):

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                  As of December 31, 2000
                                                                  -----------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Assets
  Receivables, less allowance of $723 ..       $ 36,611      $2,958    $ 212       $    --            $ 39,781
  Other current assets .................         12,645       1,724      566            --              14,935
                                                 ------       -----      ---                            ------
   Total current assets.................         49,256       4,682      778            --              54,716

  Property and equipment, at cost.......         99,785         480      154            --             100,419
  Accumulated depreciation..............        (53,287)       (358)     (76)           --             (53,721)
  Intangible assets, net................         96,864          67       --            --              96,931
  Investments...........................          1,102          --       --        (1,102)                 --
                                                  -----                             ------
   Total assets.........................       $193,720      $4,871    $ 856       $(1,102)           $198,345
                                               ========      ======    =====       =======            ========

Liabilities and Equity
  Current liabilities...................         32,033         801       74            --              32,908

  Long-term debt........................        140,350          --       --            --             140,350
  Deferred income taxes.................          8,365          --       --            --               8,365
  Stockholder's equity..................         12,972       4,070      782        (1,102)             16,722
                                                 ------       -----      ---        ------              ------
   Total liabilities and equity.........       $193,720      $4,871    $ 856       $(1,102)           $198,345
                                               ========      ======    =====       =======            ========

                                                                  As of September 30, 2001
                                                                  -----------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Assets
  Receivables, less allowance of $765 ..       $ 40,457      $  491    $   5       $    --            $ 40,953
  Other current assets .................          5,856       3,113      782            --               9,751
                                                 ------       -----      ---                            ------
   Total current assets.................         46,313       3,604      787            --              50,704

  Property and equipment, at cost.......        103,076         483      147            --             103,706
  Accumulated depreciation..............        (59,899)       (373)     (85)           --             (60,357)
  Intangible assets, net................         93,559          67       --            --              93,626
  Investments...........................          1,102          --       --        (1,102)                 --
                                                  -----                             ------
   Total assets.........................       $184,151      $3,781    $ 849       $(1,102)           $187,679
                                               ========      ======    =====       =======            ========

Liabilities and Equity
  Current liabilities...................         27,651         172       39            --              27,862

  Long-term debt........................        136,786          --       --            --             136,786
  Deferred income taxes.................          7,603          --       --            --               7,603
  Stockholder's equity..................         12,111       3,609      810        (1,102)             15,428
                                                 ------       -----      ---        ------              ------
   Total liabilities and equity.........       $184,151      $3,781    $ 849       $(1,102)           $187,679
                                               ========      ======    =====       =======            ========

                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                            Three months ended September 30, 2000
                                                            -------------------------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Revenue.................................       $44,999       $1,731    $5,319      $    -             $52,049
Gross profit............................         7,342          632     1,342           -              19,316
Net income (loss).......................        (1,772)         289       571           -                (912)


                                                            Three months ended September 30, 2001
                                                            -------------------------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Revenue.................................       $51,326       $  490    $  201      $    -             $52,017
Gross profit............................        17,505          (41)       84           -              17,548
Net income (loss).......................        (1,244)        (175)       19           -              (1.400)


                                                            Nine months ended September 30, 2000
                                                            -------------------------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Revenue.................................       $140,608      $4,747    $14,332     $    -             $159,687
Gross profit............................         55,740       1,847      3,930          -               61,517
Net income (loss).......................         (1,487)        969        744          -                  226


                                                            Nine months ended September 30, 2001
                                                            -------------------------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Revenue.................................       $164,433      $3,527    $  606      $    -             $168,566
Gross profit............................         59,662         922       245           -               60,829
Net income (loss).......................           (547)       (461)       29           -                 (979)

                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                            Nine months ended September 30, 2000
                                                            -------------------------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Net cash provided by
  operating activities..................       $ 1,937       $135      $ 1,252     $    -             $ 3,324

Capital expenditures....................        (3,067)       (79)        (446)         -              (3,592)
Other investing activities..............          (487)         -            -          -                (487)
                                                  ----                                                   ----
Net cash used in investing
  activities............................        (3,554)       (79)        (446)         -              (4,079)

Repayments of long-term debt, net.......          (626)         -            -          -                (626)
Other financing activities..............          (334)         -            -          -                (334)
                                                  ----                                                   ----
Net cash used in financing
  activities............................          (960)         -            -          -                (960)
                                                  ----                                                   ----

Net increase (decrease) in cash.........       $(2,577)      $ 56      $   806     $    -             $(1,715)
                                               =======       ====      =======     =====              =======



                                                            Nine months ended September 30, 2001
                                                            -------------------------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Net cash provided by (used in)
  operating activities..................       $ 3,661       $(18)     $ -         $ -                $ 3,643

Capital expenditures....................        (5,185)       (43)       -           -                 (5,228)
Other investing activities..............           550          -        -           -                    550
                                                   ---                                                    ---
Net cash used in investing
  activities............................        (4,635)       (43)       -           -                 (4,678)

Repayments of long-term debt, net.......        (4,559)         -        -           -                 (4,559)
Other financing activities..............          (280)         -        -           -                   (280)
                                                  ----                                                   ----
Net cash used in financing
  activities............................        (4,839)         -        -           -                 (4,839)
                                                ------                                                 ------

Net decrease in cash....................       $(5,813)      $(61)     $ -         $ -                $(5,874)
                                               =======       ====      ==          ==                 =======

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

7.  Subsequent Event

       On October 25, 2001, HydroChem entered into a financing agreement with The CIT Group/Business Credit, Inc. that provided for the refinancing of certain existing debt. The new credit facility in the amount of $62.5 million consists of (i) a revolving line of credit (the "New Revolver") up to $32.5 million, subject to borrowing base limitations, (ii) a term loan in the amount of $24.3 million (the "Machinery and Equipment Loan") and
    (iii) a term loan in the amount of $5.8 million (the "Real Estate Loan"). The Machinery and Equipment Loan and the Real Estate Loan require quarterly principal payments beginning January 2002. The financing agreement expires on October 26, 2006, requires the Company to meet a fixed charge coverage ratio and certain customary covenants, and is secured by all current and future assets of the Company. HydroChem, at its discretion, can pay interest using a Base Rate or Eurodollar ("LIBOR") basis, plus applicable margins. Base rate margins range from 0.50% to 1.00% and LIBOR-based margins range from 2.75% to 3.25%. Interest payments are required monthly.

       Proceeds from this new financing agreement were used to repay the Company's previous Term Loan, Revolver and Mortgage Loan. Accordingly, current debt is reflective of this new financing agreement. The early extinguishment of that debt will result in an extraordinary loss of approximately $1.4 million (net of a related tax benefit of $839,000) that will be included in the Company's fourth quarter operating results. The extraordinary loss will consist of the write-off of associated deferred financing costs and the cost for terminating a related interest rate swap agreement.

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

Results of Operations

   T he following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations, expressed as a percentage of revenue. There can be no assurance that the trends in operating results will continue in the future.

                                                      Three months ended              Nine months ended
                                                         September 30,                   September 30,
                                                         -------------                   -------------
                                                       2000           2001            2000        2001
                                                       ----           ----            ----        ----
    Revenue..................................         100.0%         100.0%          100.0%       100.0%
    Cost of revenue..........................          62.9           66.3            61.5         63.9
                                                       ----           ----            ----         ----
          Gross profit.......................          37.1           33.7            38.5         36.1
    SG&A expense.............................          23.6           25.2            23.4         23.6
    Depreciation.............................           5.8            5.2             5.5          4.8
    Amortization of intangibles..............           1.9            1.9             1.9          1.8
                                                        ---            ---             ---          ---
          Operating income...................           5.8            1.4             7.7          5.9
    Other (income) expense:
          Interest expense, net..............           7.7            7.2             7.5          6.9
          Other (income) expense, net........          (0.1)          (0.3)           (0.1)        (0.1)
                                                       ----           ----            ----         ----
    Income (loss) before taxes...............          (1.8)          (5.5)            0.1         (0.9)
          Income tax benefit.................             -           (2.8)              -         (0.3)
                                                       ----           ----            ----         ----
    Net income (loss)........................          (1.8)%         (2.7)%           0.1%        (0.6)%
                                                       ====           ====             ===         ====

    EBITDA (1)...............................          13.5%           8.6%           15.1%        12.5%
                                                       ====           ====             ===         ====

----------
(1) EBITDA for any relevant period presented above represents gross profit less selling, general and administrative expense. EBITDA should not be construed as a substitute for operating income, as an indicator of liquidity or as a substitute for net cash provided by operating activities, which are determined in accordance with accounting principles generally accepted in the United States. EBITDA is included because management believes it to be a useful tool for analyzing operating performance, leverage, liquidity and a company's ability to service debt. The Company's calculation of EBITDA may not be comparable to similar entitled items reported by other companies, as such companies may not define EBITDA as the Company defines it.

Three Months Ended September 30, 2001 Compared to Three Months Ended
September 30, 2000
--------------------------------------------------------------------------------
    Revenue.  Revenue was relatively  unchanged at $52.0 million for the three
months  ended   September  30,  2001  and  2000.  An  increase  in  industrial vacuuming revenue of $1.8 million, or 16.7%, from $10.8 million to $12.6 million, and a slight increase in tank cleaning revenue of $78,000, or 1.6% from $5.0 million to $5.1 million, was offset by decreases in hydroblasting revenue of $755,000, or 3.5%, from $21.4 million to $20.6 million, chemical cleaning revenue of $663,000, or 5.6% from $11.9 million to $11.3 million, and in revenue from other services of $501,000, or 16.6%, from $3.0 million to $2.5 million. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 2000 and 2001. The decrease in hydroblasting revenue resulted principally from a decrease in turnaround activity. Chemical cleaning and revenue from other services decreased primarily due to fewer projects.

    Gross profit. Gross profit decreased $1.8 million, or 9.2%, to $17.5 million in 2001 from $19.3 million in the prior year period. Cost of revenue increased $1.7 million, or 5.3%, to $34.4 million in 2001 from $32.7 million in the prior year period. Gross profit margin decreased from 37.1% to 33.7%, primarily due to increases in compensation, operating supplies and site services expense.

    SG&A expense. SG&A expense increased $804,000, or 6.5%, to $13.1 million in 2001 from $12.3 million in the prior year period. This increase primarily resulted from an increase in compensation, other employee-related expenses and bad debt expense. SG&A expense as a percentage of revenue increased to 25.2% in 2001 from 23.6% in the prior year period.

    EBITDA. Decreased gross profit and an increase in SG&A expense resulted in a decline in EBITDA of $2.6 million, or 36.6%, to $4.4 million in 2001 from $7.0 million in the prior year period. As a percentage of revenue, EBITDA decreased to 8.6% in 2001 from 13.5% in the prior year period.

    Depreciation. Depreciation expense decreased $299,000, or 9.9%, to $2.7 million in 2001 from $3.0 million in the prior year period. The decrease in depreciation expense principally resulted from certain assets becoming fully depreciated. As a percentage of revenue, depreciation expense decreased to 5.2% in 2001 from 5.8% in the prior year period.

    Amortization. Amortization expense was relatively unchanged with a decrease of $4,000, or 0.4%, to $995,000 in 2001 from $999,000 in the prior year period. Amortization expense as a percentage of revenue remained unchanged at 1.9%.

    Operating income. Decreased gross profit and increased SG&A expense, partially offset by reduced depreciation expense, resulted in a decrease in operating income of $2.3 million, or 75.4%, to $739,000 in 2001 from $3.0 million in the prior year period. As a percentage of revenue, operating income decreased to 1.4% in 2001 from 5.8% in the prior year period.

    Interest expense, net. Interest expense, net decreased $292,000, or 7.3%, to $3.7 million in 2001 from $4.0 million in the prior year period. Decreased interest expense, net resulted from a reduction of outstanding debt from the prior year period and lower interest rates on floating rate debt. Interest expense, net as a percentage of revenue decreased to 7.2% in 2001 from 7.7% in the prior year period.

    Income (loss) before taxes. For the reasons described above, the Company's income before taxes decreased $1.9 million to a loss of $2.9 million in 2001 from a loss of $912,000 in the prior year period. As a percentage of revenue, the loss before taxes was 5.5% in 2001 compared to 1.8% in the prior year period.

    Income tax provision. The effective income tax rate increased in 2001 primarily as a result of changes in the valuation of deferred tax assets in 2001 as compared to 2000. Additionally, the higher effective income tax rate is principally due to certain nondeductible operating expenses and nondeductible goodwill amortization.

    Net income (loss). For the reasons described above, the Company's net income decreased $488,000 resulting in a net loss of $1.4 million in 2001, as compared to a net loss of $912,000 in the prior year period. The net loss, as a percentage of revenue, was 2.7% in 2001 compared to 1.8% in the prior year period.


Nine Months Ended  September 30, 2001 Compared to Nine Months Ended
September 30, 2000
--------------------------------------------------------------------------------
    Revenue. Revenue increased $8.9 million, or 5.6%, to $168.6 million for the nine months ended September 30, 2001 from $159.7 million in the prior year period. The increase resulted from an increase in industrial vacuuming revenue of $6.4 million, or 20.3%, from $31.9 million to $38.3 million, and an increase in hydroblasting revenue of $5.9 million, or 9.5% from $62.2 million to $68.1 million. These increases were partially offset by a decrease in tank cleaning revenue of $1.4 million or 10.3%, from $13.8 million to $12.4 million, a decrease in chemical cleaning revenue of $1.4 million, or 3.4%, from $41.3 million to $39.9 million and a decrease in revenue from other services of $688,000, or 6.5%, from $10.6 million to $9.9 million. The increase in hydroblasting revenue resulted principally from increased turnaround activity in the first half of 2001. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 2000 and 2001. Tank cleaning, chemical cleaning and revenue from other services decreased primarily due to fewer projects.

    Gross profit. Gross profit decreased $688,000, or 1.1%, to $60.8 million in 2001 from $61.5 million in the prior year period. Cost of revenue increased $9.6 million, or 9.7%, to $107.8 million in 2001 from $98.2 million in the prior year period. Gross profit margin decreased from 38.5% to 36.1%, primarily due to increases in compensation, operating supplies and site services expense.

    SG&A expense. SG&A expense increased $2.4 million, or 6.3%, to $39.7 million in 2001 from $37.3 million in the prior year period. The increase primarily resulted from an increase in compensation, other employee-related expenses and bad debt expense. SG&A expense as a percentage of revenue increased to 23.6% in 2001 from 23.4% in the prior year period.

    EBITDA. Decreased gross profit and an increase in SG&A expense resulted in a decline in EBITDA of $3.1 million, or 12.6%, to $21.1 million in 2001 from $24.2 million in the prior year period. As a percentage of revenue, EBITDA decreased to 12.5% in 2001 from 15.1% in the prior year period.

    Depreciation. Depreciation expense decreased $694,000, or 7.9%, to $8.1 million in 2001 from $8.8 million in the prior year period. The decrease in depreciation expense principally resulted from certain assets becoming fully depreciated. As a percentage of revenue, depreciation expense decreased to 4.8% in 2001 from 5.5% in the prior year period.

    Amortization. Amortization expense was relatively unchanged at $3.0 million in the current and prior year period with a decrease of $9,000, or 0.3%. Amortization expense as a percentage of revenue decreased to 1.8% in 2001 from 1.9% in the prior year period.

    Operating income. Decreased gross profit and increased SG&A expense, partially offset by reduced depreciation expense, resulted in a decrease in operating income of $2.3 million, or 19.1%, to $10.0 million in 2001 from $12.3 million in the prior year period. As a percentage of revenue, operating income decreased to 5.9% in 2001 from 7.7% in the prior year period.

    Interest expense, net. Interest expense, net decreased $502,000, or 4.2%, to $11.5 million in 2001 from $12.0 million in the prior year period. Decreased interest expense, net resulted from a reduction of outstanding debt from the prior year period and lower interest rates on floating rate debt. Interest expense, net as a percentage of revenue decreased to 6.9% in 2001 from 7.5% in the prior year period.

    Income (loss) before taxes. For the reasons described above, the Company's income before taxes decreased $1.7 million to a loss of $1.5 million in 2001 from income of $226,000 in the prior year period. As a percentage of revenue, the loss before taxes was 0.9% in 2001 compared to income of 0.1% in the prior year period.

    Income tax provision. The effective income tax rate increased in 2001 primarily as a result of changes in the valuation of deferred tax assets in 2001 as compared to 2000. Additionally, the higher effective income tax rate is principally due to certain nondeductible operating expenses and nondeductible goodwill amortization.

    Net income (loss). For the reasons described above, the Company's net income decreased $1.2 million resulting in a loss of $979,000 in 2001, as compared to income of $226,000 in the prior year period. The net loss, as a percentage of revenue, was 0.6% in 2001 compared to net income of 0.1% in the prior year period.

Liquidity and Capital Resources

    The Company historically has financed its operations through net cash provided by operating activities, existing cash balances, available credit facilities and capital contributions from Holding. On October 26, 2001, HydroChem entered into a financing agreement that provided for the refinancing of certain existing debt. The new credit facility in the amount of $62.5 million consists of (i) a revolving line of credit (the "New Revolver") up to $32.5 million, subject to borrowing base limitations, (ii) a term loan in the amount of $24.3 million (the "Machinery and Equipment Loan") and (iii) a term loan in the amount of $5.8 million (the "Real Estate Loan"). As of October 26, 2001, the Company had available borrowings of $30.7 million under the New Revolver. (See Note 7.)

    As of September 30, 2001, $24.6 million was outstanding under the Term Loan and $1.5 million had been drawn in the form of standby letters of credit, principally issued in connection with the Company's property and casualty insurance program. There was no funded debt outstanding under the Revolver at September 30, 2001.

    For the nine months ended September 30, 2001, the Company used net cash of $1.1 million for operating and investing activities that consisted of $3.6 million provided by operating activities and $4.7 million used in investing activities. For the nine months ended September 30, 2000, $755,000 of net cash was used in operating and investing activities that consisted of $3.3 million provided by operating activities and $4.1 million used in investing activities. Expenditures for property and equipment for the nine months ended September 30, 2001 and 2000 were $5.2 million and $3.6 million, respectively. These expenditures were principally for operating equipment.

    Management believes that cash and cash equivalents at September 30, 2001, net cash expected to be provided by operating activities and borrowings, if necessary, under the New Revolver will be sufficient to meet the Company's cash requirements for operations and expenditures for property and equipment for the next twelve months and the foreseeable future thereafter. From time to time, the Company reviews acquisition opportunities as they arise, and may require additional financing if it decides to make additional acquisitions. There can be no assurance, however, that any such acquisition opportunities will arise, that any such acquisitions will be consummated, or that any related financing will be available when required on terms satisfactory to the Company.

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

    As of September 30, 2001, the Company's outstanding long-term debt consisted of the Senior Subordinated Notes, the Term Loan, the Mortgage Loan, and the Seller Notes. The Senior Subordinated Notes totaled $110.0 million, are due in the year 2007, and bear interest at a fixed rate of 10 3/8%. As of September 30, 2001, their fair value was estimated to be $68.0 million. At the same date, the Term Loan, the Mortgage Loan, and the Seller Notes totaled $24.6 million, $7.1 million, and $2.0 million, respectively, and approximated their fair value. There was no funded debt outstanding under the Revolver at September 30, 2001.

    On October 25, 2001, HydroChem entered into a financing agreement with The CIT Group/Business Credit, Inc., the proceeds of which were used for the refinancing of certain existing debt. The new credit facility in the amount of $62.5 million consists of (i) a revolving line of credit (the "New Revolver") up to $32.5 million, subject to borrowing base limitations,
(ii) a term loan in the amount of $24.3 million (the "Machinery and Equipment Loan") and (iii) a term loan in the amount of $5.8 million (the "Real Estate Loan"). The Machinery and Equipment Loan and the Real Estate Loan require quarterly principal payments beginning January 2002. The financing agreement expires on October 25, 2006, requires the Company to meet a fixed charge coverage ratio and certain other customary covenants, and is secured by all current and future assets of the Company. HydroChem, at its discretion, can pay interest on a Base Rate or Eurodollar ("LIBOR") basis, plus applicable margins. Base rate margins range from 0.50% to 1.00% and LIBOR-based margins range from 2.75% to 3.25%. Interest payments are required monthly. Proceeds from this new financing agreement were used to repay the Company's previous Term Loan, Revolver and Mortgage Loan. The remaining balance of the Seller Notes is due on November 19, 2001. The Seller Notes bear interest at 8.00% per annum. The market risk, estimated as a potential increase in fair value of these debt instruments resulting from a hypothetical 1.0% decrease in interest rates, is estimated not to be material to the Company during 2001.

Part II.  Other Information
---------------------------

     Item 1.  Legal Proceedings

           Reference is made to the description of the purported class action lawsuit filed on September 20, 1999, in the 24th Judicial District Court of the Parish of Jefferson, Louisiana which is contained in the third paragraph of "Item 3-Legal Proceedings" in the Registrants' Annual Report on Form 10-K for the year ended December 31, 2000. On September 13, 2001, the Court entered a Judgment denying plaintiffs' Motion for Class Certification. At this time it is not known how many persons, if any, will file individual claims.

           On October 3, 2001, the Company's primary insurance carrier in this matter entered into a liquidation proceeding. At this time, the Company is attempting to determine whether any coverage in this litigation may be available from the Louisiana Insurance Guaranty Association or any reinsurance carriers. The Company's excess insurance policy is not affected by the liquidation of the primary carrier.

           Although it is difficult to predict with certainty until the actual number of any claimants is known, management believes, that regardless of the foregoing insurance considerations, the resolution of any such claims will not have a material adverse affect on the Company's financial position or results of operations.

     Item 5.   Other Information

           On October 26, 2001, the Company entered into a new financing agreement with The CIT Group/Business Credit, Inc. See Note 7 of Notes to Consolidated Financial Statements contained in Item 1, "Item 2 -
     Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Item 3 - Quantitative and Qualitative Disclosures about Market Risk".

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

      10.24 Third Amendment dated as of June 30, 2001 to Credit Agreement dated November 19, 1999 among HydroChem Holding, Inc., HydroChem Industrial Services, Inc., various lenders and Bank of America, N.A., as administrative agent. (Exhibit 10.24 to the Company's Form 10-Q filed August 3, 2001, is hereby incorporated by reference).

      10.25 Finance Agreement dated October 25, 2001 among HydroChem Industrial Services, Inc., HydroChem Holding, Inc., HydroChem International Inc., HydroChem Industrial Cleaning, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender. (Filed herewith.)

      10.26 Amended and Restated Asset Purchase Agreement by and among HydroChem Industrial Services, Inc., Valley Systems of Ohio, Inc. and Valley Systems, Inc. dated as of September 8, 1998. (Exhibit 10.1 to the Company's Form 8-K, filed January 20, 1999, is hereby incorporated by reference.)

      10.27 Stock Purchase Agreement dated November 19, 1999 by and among HydroChem Industrial Services, Inc. and each stockholder of Landry Service Co., Inc. including Kenneth C. Landry and Charles A. Landry, Jr. (Exhibit 2.1 to the Company's Form 8-K filed December 3, 1999, is hereby incorporated by reference.)

      (b)      Reports on Form 8-K.

               None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               HYDROCHEM INDUSTRIAL SERVICES, INC.


   Date: November 8, 2001           By:  /s/ Pelham H. A. Smith
                                    ------------------------------------
                                    Pelham H. A. Smith, Executive Vice President
                                    and Chief Financial Officer





                               HYDROCHEM INTERNATIONAL, INC.


   Date: November 8, 2001           By:  /s/ Pelham H. A. Smith
                                    ------------------------------------
                                    Pelham H. A. Smith, Executive Vice President
                                    and Chief Financial Officer

                                  EXHIBIT INDEX



      10.25 Finance Agreement dated October 25, 2001 among HydroChem Industrial Services, Inc., HydroChem Holding, Inc., HydroChem International Inc., HydroChem Industrial Cleaning, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender.