Form 10-K
period 2001-12-31
HYDROCHEM INDUSTRIAL SERVICES INC; HYDROCHEM INTERNATIONAL INC
filed 2002-03-29
CIK 1044607, 1044608

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
             (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The number of shares of Common Stock of the Registrant, par value of $.01 per share, outstanding on February 28, 2002 was 100 shares. The Registrant's Common Stock is not registered under the Securities Act of 1933 or the Securities Exchange Act of 1934.

                    Documents Incorporated by Reference: None

--------------------------------------------------------------------------------
* HydroChem International, Inc., a wholly owned subsidiary of HydroChem Industrial Services, Inc., is a Co- Registrant. It is incorporated under the laws of the State of Delaware and its I.R.S. Employer Identification Number is 75-2512500.

                                      INDEX

                                                                            Page
Part I.

        Item 1.     Business..............................................    3

        Item 2.     Properties............................................    9

        Item 3.     Legal Proceedings.....................................   10

        Item 4.     Submission of Matters to a Vote of Security  Holders..   10

Part II.

        Item 5.     Market for the Registrant's Common Equity and
                     Related Stockholder Matters..........................   10

        Item 6.     Selected Financial Data...............................   11

        Item 7.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................   12

        Item 7a.    Quantitative and Qualitative Disclosure about Market
                     Risk.................................................   17

        Item 8.     Financial Statements and Supplementary Data...........   18

        Item 9.     Changes in and disagreements with Accountants
                     on Accounting and Financial Disclosure...............   38

Part III.

        Item 10.   Directors and Executive Officers of the Registrant.....   38

        Item 11.   Executive Compensation.................................   40

        Item 12.   Security Ownership of Certain Beneficial
                     Owners and Management................................   42

        Item 13.   Certain Relationships and Related Transactions.........   44

Part IV.

        Item 14.   Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K..............................   44

Signatures................................................................   48

Exhibit Index.............................................................   50

Forward-Looking Statements

In addition to historical information, this Form 10-K Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned only as of the date on which such statements are made. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2002.

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

     The Company is a leading provider of industrial cleaning services to a wide range of processing industries, including petrochemical plants, oil refineries, power plants, pulp and paper mills, steel mills and aluminum plants. Services provided include high-pressure and ultra-high pressure ("UHP") water cleaning ("hydroblasting"), chemical cleaning, industrial vacuuming, tank cleaning, waste minimization, commissioning and other specialized services. The majority of these services involve recurring maintenance to improve or sustain the operating efficiencies and extend the useful lives of process equipment and facilities. During the year ended December 31, 2001, the Company provided services to approximately 1,250 customers at approximately 1,850 customer sites from 76 operating locations (including both branch and satellite locations) in the United States and one international location in Singapore.

     In 2001, approximately 59.6% of the Company's revenue was derived from its 20 largest customers, 15 of which are, or are affiliated with, Fortune 500/S&P Global 1200 companies, and approximately 72.2% was derived from its 40 largest customers, 27 of which are, or are affiliated with, Fortune 500/S&P Global 1200 companies.

     The Company's revenue by industry for each of the last three fiscal years is set forth in the following table (in thousands):

                                       Year ended December 31,
                         ----------------------------------------------------
                         1999     %          2000      %        2001       %
                         ----     -          ----      -        ----       -
Petrochemical ....     $ 97,590   50.9%    $112,657   52.6%    $110,682   50.6%
Oil refining .....       26,915   14.0       36,085   16.9       38,725   17.7
Power ............       23,348   12.2       25,960   12.1       31,298   14.3
Pulp and paper ...       10,571    5.5        7,014    3.3        6,280    2.9
Other ............       33,512   17.4       32,476   15.1       31,835   14.5
                         ------   ----       ------   ----       ------   ----
     Total .......     $191,936  100.0%    $214,192  100.0%    $218,820  100.0%
                       ========  =====     ========  =====     ========  =====

     The Company's revenue by service line for each of the last three fiscal years is set forth in the following table (in thousands):

                                       Year ended December 31,
                         ----------------------------------------------------
                         1999     %          2000      %        2001       %
                         ----     -          ----      -        ----       -
Hydroblasting ......   $ 86,173   44.9%    $ 83,795   39.1%    $ 88,249   40.3%
Chemical cleaning ..     53,771   28.0       54,446   25.4       51,481   23.5
Industrial vacuuming     36,184   18.9       43,404   20.3       51,265   23.4
Tank cleaning ......      2,079    1.1       18,267    8.5       16,284    7.5
Other ..............     13,729    7.1       14,280    6.7       11,541    5.3
                         ------    ---       ------    ---       ------    ---
     Total .........   $191,936  100.0%    $214,192  100.0%    $218,820  100.0%
                       ========  =====     ========  =====     ========  =====

Services

     Hydroblasting, chemical cleaning and industrial vacuuming are the Company's largest sources of revenue, but the Company also offers a variety of other services, including tank cleaning, waste minimization and commissioning services, as described below. The majority of these services involves recurring maintenance programs, and may be provided on a time and materials basis or bid on a project basis. The Company started providing mechanical services in 1998. During 2001, the Company began using sub-contractors to provide these services to its customers, primarily utilizing the services of a company with whom it has a non-exclusive teaming arrangement.

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

     The Company performs its hydroblasting services using equipment that includes an engine, pump and high-pressure hoses that are attached to specialized application devices. Water typically emerges at pressures from 5,000 to 40,000 pounds per square inch, and water volumes generally range from one gallon per minute ("gpm") to 300 gpm. Pressures ranging from 20,000 psi to 40,000 psi, generally considered UHP, are used for certain cleaning and cutting jobs. The deposits and wastes removed by hydroblasting, along with water used in the process, are typically deposited into the customer's waste treatment system for further processing and disposal by the customer.

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

Tank Cleaning Services

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

Other Services

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

Safety and Training

     Industrial cleaning involves exposure to potentially dangerous conditions. For liability and other reasons, customers are very concerned with the safety records of contractors used to perform services at their plants. To minimize the dangers inherent in this type of work, the Company conducts broad training and educational programs and has developed comprehensive safety policies and regulations. The main factors driving the Company's investment in these programs and policies are: (i) achieving employee and customer safety; (ii) controlling insurance and claims costs;
(iii) satisfying customers' growing safety and training requirements; (iv) meeting increasing governmental and regulatory requirements; and (v) improving the Company's overall performance. The Company's safety program includes educating Company personnel, implementing, monitoring and improving Company safety policies, employing field safety personnel, providing the proactive support of management, working with safety organizations to make use of their resources and expertise, using process improvement teams and undertaking safety audits, providing cash incentive programs for employees and linking a component of management bonuses to safety, requiring substance abuse screening, investigating all accidents, and distributing on a company-wide basis information regarding accidents that have occurred and how they could have been avoided.

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

Major Customer

     In 2001, The Dow Chemical Company represented 13.3% of the Company's total revenue. This includes revenue from Union Carbide Corporation, which was acquired by The Dow Chemical Corporation in February 2001.

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

Insurance

     In the normal course of business, the Company is subject to numerous operating risks, including risks associated with the safety of its employees and its customers' employees while providing industrial cleaning services, potential damage to a customer's property or business in performing these services and the potential for an environmental accident.

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

     Due to adverse changes in market conditions, the Company incurred a significant increase in the price of these coverages when they were renewed in December 2001. Insurance premiums increased by $2.3 million, or 134%, to $4.0 million for 2002 from $1.7 million for 2001. In addition, the deductible for automobile liability coverage increased from $25,000 to $250,000 per occurrence.

Employees

     As of December 31, 2001, the Company had approximately 2,050 full and part-time employees. Two of the Company's employees at one branch location are covered by a collective bargaining agreement. Management believes that relations between the Company and its employees are good.

Item 2.  PROPERTIES

     The Company's corporate and corporate support headquarters, as well as its tank cleaning, commissioning services and operations headquarters are located in a 132,000 square foot facility constructed in 1998 on 19.4 acres of land in the Houston, Texas area. This facility, which is owned by the Company, is in close proximity to many of the Company's branch locations and customers in the Houston ship channel area.

     As of February 28, 2002, the Company had 81 operating and administrative locations in the United States and one international location in Singapore. The Company's current domestic locations are located in Alabama, California, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Michigan, Minnesota, New Jersey, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah,
                                       9

Virginia  and  West  Virginia.   The  Company  owns  10  of  these  locations.
Generally, the remaining locations are leased. Of the operating locations, 46 are on-site facilities provided by or leased from the Company's customers.

Item 3.  LEGAL PROCEEDINGS

     The Company was a defendant in a lawsuit filed on September 20, 1999 in the 24th Judicial District for the Parish of Jefferson, Louisiana which sought class certification on behalf of an unknown number of plaintiffs who alleged personal and property damage arising from the release of a single 330-gallon container of hydrochloric acid on a public highway in Kenner, Louisiana in September 1999. Thereafter, the Plaintiffs filed a Motion for Class Certification which the Court denied on September 13, 2001. Any person who desires to pursue an individual claim must file it by November 6, 2002. To date, there have been three individual suits (with a total of eight claimants) filed, all of which were filed prior to the denial of class certification. It is not known how many additional persons, if any, will file individual claims.

     On September 30, 2001, the Company's primary insurance carrier in this matter entered into a liquidation proceeding. It is uncertain if any coverage in this litigation will be available from the Louisiana Insurance Guaranty Association or any reinsurance carriers. The Company's excess insurance is not affected by the liquidation of the primary carrier.

     Although it is difficult to predict with certainty until the actual number of claimants is known, management believes, that regardless of the foregoing insurance considerations, the resolution of any such claims will not have a material adverse affect on the Company's financial position or results of operations.

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

                                              Year ended December 31,
                            ------------------------------------------------------------
                             1997        1998        1999        2000        2001
                                            (dollars in thousands)

Financial Data:
  Revenue ...............   $ 160,604     $ 168,770     $ 191,936     $ 214,192    $ 218,820
  Gross profit ..........      65,019        63,599        77,984        81,870       78,364
  Gross margin ..........        40.5%         37.7%         40.6%         38.2%        35.8%

  Operating income ......   $  12,658     $   7,220     $  15,865     $  15,804    $   9,357
  Income (loss) before taxes
    and extraordinary loss      4,101        (3,191)        2,638          (256)      (5,544)
  Net income (loss) .....        (523)       (3,191)        2,603           603       (4,996)

  Capital expenditures ..       9,557        19,149         6,282         6,457        5,862

  Net  cash  provided  by
    operating activities       12,682        12,978        16,780        12,297       15,911

  Net cash  (provided by)
    used in investing and  .
    financing activities      (20,509)       13,065        46,415        10,057       14,348

                                                As of December 31,
                            ------------------------------------------------------------
                             1997        1998        1999        2000        2001
                                                (in thousands)
Balance Sheet Data:
  Cash and cash equivalents  $ 33,862    $ 33,775    $  4,140     $  6,380   $  7,943
  Working capital ......       52,324      46,755      19,202       21,808     22,156
  Total assets .........      152,093     156,425     200,902      198,345    181,635
  Total long-term debt,
    including current
    maturities .........      110,000     116,117     150,879      148,208    140,000
  Dividends paid .......        8,540           -           -            -          -
  Stockholder's equity .       16,707      13,516      16,119       16,722     11,726

Other Data:
  EBITDA (1) ...........     $ 22,405     $17,799    $ 30,163     $ 31,506   $ 24,200
  EBITDA margin (2) ....         14.0%       10.5%       15.7%        14.7%      11.1%

----------
(1)EBITDA for any relevant period presented above represents gross profit less selling, general and administrative expense and special charges. EBITDA should not be construed as a substitute for operating income, as an indicator of liquidity or as a substitute for net cash provided by operating activities, which are determined in accordance with accounting principles generally accepted in the United States. EBITDA is included because management believes it to be a useful tool for analyzing operating performance, leverage, liquidity and a company's ability to service debt. The Company's calculation of EBITDA may not be comparable to similar entitled items reported by other companies; as such companies may not define EBITDA as the Company defines it.

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

Critical Accounting Policies

     The discussion and analysis of the Company's financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates these estimates, including those related to self-insurance reserves and the allowance for doubtful accounts receivable. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following are the Company's most critical accounting policies. These policies require significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

     Allowance for doubtful accounts receivable. The Company establishes reserves for doubtful accounts receivable using various percentages according to the age of the receivable and also evaluates customers on a case-by-case basis when management believes the required payment of specific amounts owed to the Company is unlikely to occur.

     Property and casualty insurance reserve. The Company's property and casualty insurance reserves are based upon management's assumptions and estimates regarding the probable outcome of the claims. Should the outcome differ from management's assumptions and estimates or should the insurance carriers become insolvent to cover claims in excess of the Company's deductible, revisions to the estimated reserves for property and casualty insurance would be required.

Results of Operations

     The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations, expressed as a percentage of revenue. There can be no assurance that the trends in operating results will continue in the future.

                                                   Year Ended December 31,
                                             ------------------------------------
                                                1999        2000        2001
       Revenue............................     100.0%      100.0%      100.0 %
       Cost of revenue....................      59.4        61.8        64.2
                                                ----        ----        ----
         Gross profit.....................      40.6        38.2        35.8
       SG&A expense.......................      24.9        23.5        23.8
       Special charges....................         -             -       0.9
       Depreciation.......................       6.0         5.5         5.0
       Amortization of intangibles........       1.5         1.9         1.8
                                                 ---         ---         ---
         Operating income.................       8.2         7.3         4.3
       Other:
         Interest expense, net............       6.8         7.4         6.9
         Other income.....................         -           -        (0.1)
                                                 ---        ----        ----
       Income (loss) before taxes and
          extraordinary loss..............       1.4        (0.1)       (2.5)
         Income tax benefit...............         -        (0.4)       (0.8)
       Income (loss) before extraordinary
          loss............................       1.4         0.3        (1.7)
         Extraordinary loss on early
          extinguishment of debt, net of taxes     -           -          .6
                                                 ---         ---        ----
       Net income (loss)..................       1.4%        0.3%       (2.3)%
                                                 ===         ===        ====
       EBITDA.............................      15.7%       14.7%       11.1 %
                                                ====        ====        ====

Comparison of 2001 results to 2000

     Revenue. Revenue increased $4.6 million, or 2.2%, to $218.8 million for the year ended December 31, 2001 from $214.2 million in the prior year. The increase resulted from an increase in industrial vacuuming revenue of $7.9 million, or 18.1%, from $43.4 million to $51.3 million, and an increase in hydroblasting revenue of $4.4 million, or 5.3%, from $83.8 million to $88.2 million. These increases were partially offset by a decrease in chemical cleaning revenue of $2.9 million, or 5.5% from $54.4 million to $51.5 million, a decrease in tank cleaning revenue of $2.0 million, or 10.9%, from $18.3 million to $16.3 million and a decrease in revenue from other services of $2.8 million, or 19.2%, from $14.3 million to $11.5 million. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 2001 and 2000. Hydroblasting revenue increased primarily as a result of an increase in turnaround activity and routine maintenance work. Chemical cleaning, tank cleaning and revenue from other services revenue decreased primarily due to fewer projects.

     Gross profit. Gross profit decreased $3.5 million, or 4.3%, to $78.4 million in 2001 from $81.9 million in the prior year. This decrease is due to an increase in cost of revenue of $8.1 million, or 6.1%, to $140.5 million in 2001 from $132.3 million in the prior year. Cost of revenue increased primarily due to increases in compensation expense and, to a lesser extent, operating supplies and site services expense. The Company typically makes lower margins on site services, which consists mainly of field equipment and tank rental, and other third party services.

     SG&A expense. SG&A expense increased $1.8 million, or 3.5%, to $52.1 million in 2001 from $50.4 million in the prior year. The increase primarily resulted from an increase in compensation and other employee related expenses.

     Special charges. In 2001, the Company incurred $2.0 million in special charges. A restructuring charge of $1.5 million was incurred in connection with a cost reduction program in the fourth quarter of 2001 and consisted of $945,000 in severance compensation to 125 employees and $591,000 related to the closing of certain facilities. Accruals of $791,000 remain as of December 31, 2001 related to this restructuring charge. Substantially all of the restructuring charge is SG&A expense. In addition, the Company incurred $483,000 of expenses principally consisting of legal, accounting and other services related to the negotiation of a possible business transaction which did not materialize. (See Note 6 of Notes to Consolidated Financial Statements.)

     EBITDA.   Decreased  gross  profit  and  an  increase  in  SG&A  expense, including special charges, resulted in a $7.3 million, or 23.2%, decrease in EBITDA to $24.2 million in 2001 from $31.5 million in the prior year.

     Depreciation. Depreciation expense decreased $846,000, or 7.2%, to $10.9 million in 2001 from $11.7 million in the prior year. The decrease in depreciation expense principally resulted from certain assets becoming fully depreciated.

     Amortization.   Amortization   expense  of  $4.0   million  in  2001  was
relatively unchanged from the prior year.

     Operating income. Decreased gross profit and increased SG&A expense, partially offset by reduced depreciation expense, resulted in a decrease in operating income of $6.4 million, or 40.8%, to $9.4 million in 2001, from $15.8 million in the prior year.

     Interest expense, net. Interest expense, net decreased $1.0 million, or 6.2%, to $15.0 million in 2001 from $16.0 million in the prior year. Decreased interest expense, net resulted from a reduction of outstanding debt from the prior year and lower interest rates on floating rate debt.

     Income (loss) before taxes and extraordinary loss. For the reasons described above, the Company incurred a loss before taxes and extraordinary loss of $5.5 million in 2001 as compared to a loss of $256,000 in the prior year.

     Income tax benefit. The effective income tax rate decreased in 2001, primarily as a result of a change in the valuation allowance for deferred tax assets recorded in 2000. Additionally, the effective income tax rate is higher than the statutory rate due to certain nondeductible operating expenses and nondeductible goodwill amortization.

     Extraordinary  loss.  In 2001,  as a result  of the  early  repayment  of
HydroChem's   previously   existing  bank  debt,  an  extraordinary  loss  was
recognized in the amount of $1.4 million. The extraordinary loss consisted of $1.6 million for the write-off of associated deferred financing costs and $582,000 for terminating a related interest rate swap agreement, before the related tax benefit of $839,000.

     Net income (loss). For the reasons described above, the Company's net income decreased $5.6 million resulting in a loss of $5.0 million in 2001, as compared to income of $603,000 in the prior year.

Comparison of 2000 results to 1999

     Revenue. Revenue increased $22.3 million, or 11.6%, to $214.2 million for the year ended December 31, 2000 from $191.9 million in the prior year. The increase resulted from an increase in tank cleaning revenue of $16.2 million, principally attributable to the LANSCO acquisition, an increase in industrial vacuuming revenue of $7.2 million, or 20.0%, from $36.2 million to $43.4 million, an increase in chemical cleaning revenue of $675,000, or 1.3%, from $53.8 million to $54.4 million, and an increase in revenue from other services of $551,000, or 4.0%, from $13.7 million to $14.3 million. These increases were partially offset by a decrease in hydroblasting revenue of $2.4 million, or 2.8% from $86.2 million to $83.8 million. The increase in industrial vacuuming revenue resulted from additional vacuum trucks placed in service by the Company in 2000 and 1999. Chemical cleaning revenue increased primarily as a result of an increase in the volume of projects. Revenue from other services increased principally as a result of increased waste minimization and nuclear projects. The decrease in hydroblasting revenue resulted from a reduced volume of projects and reduced refinery turnaround activity.

     Gross profit. Gross profit increased $3.9 million, or 5.0%, to $81.9 million in 2000 from $78.0 million in the prior year. Cost of revenue increased $18.4 million, or 16.1%, to $132.3 million in 2000 from $114.0 million in the prior year primarily due to the LANSCO acquisition. The 2.4% decrease from the prior year in gross profit as a percentage of revenue principally resulted from increased labor, fuel and equipment maintenance costs and lower margins in the acquired LANSCO operations.

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

     Depreciation. Depreciation expense increased $246,000, or 2.2%, to $11.7 million in 2000 from $11.5 million in the prior year. The increase in depreciation expense principally resulted from the acquired LANSCO assets and from capital expenditures in 2000 and 1999, partially offset by a reduction in depreciation associated with fully depreciated assets.

     Amortization. Amortization expense increased $1.2 million, or 40.9%, to $4.0 million in 2000 from $2.8 million in the prior year. Increased amortization expense resulted from goodwill incurred in connection with the acquisition of LANSCO.

     Operating income. Increased gross profit, partially offset by increased SG&A and depreciation expense, resulted in operating income being relatively unchanged at $15.8 million.

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

     Income tax benefit. An income tax benefit in the amount of $859,000 was recorded, principally resulting from changes in the valuation allowance for deferred taxes. The Company had a valuation allowance of $363,000 and $2.3 million as of December 31, 2000 and 1999, respectively against the net operating loss and foreign tax credit carryforwards. The change in the valuation allowance is the result of utilizing net operating loss carryforwards. These net operating loss carryforwards are being recognized as management believes it is more likely than not that the deferred tax asset would be realized primarily due to the expected future reversal of depreciation temporary differences.

     Net  income  (loss).   For  the  reasons   described  above,  net  income
decreased $2.0 million to $603,000 in 2000, from $2.6 million in the prior year.

Quarterly Financial Data

     The following table sets forth certain unaudited consolidated statements of operations and EBITDA of the Company for the quarterly periods shown. The unaudited quarterly information has been prepared on the same basis as Company's annual financial information and, in management's opinion, includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for the year or for any future period.

                                                                      Three months ended
                               ---------------------------------------------------------------------------------------------------
                                                     2000                                              2001
                               ------------------------------------------------- -------------------------------------------------
                                 Mar. 31     June 30     Sept. 30      Dec. 31     Mar. 31     June 30     Sept. 30      Dec. 31
                                 -------     -------     --------      -------     -------     -------     --------      -------
                                                                          (in thousands)
Revenue..................         $53,439     $54,199     $52,049      $54,505      $59,390     $57,159     $52,017      $50,254
Cost of revenue..........          32,264      33,173      32,733       34,152       37,331      35,937      34,469       32,719
                                   ------      ------      ------       ------       ------      ------      ------       ------
   Gross profit..........          21,175      21,026      19,316       20,353       22,059      21,222      17,548       17,535
SG&A expense.............          12,801      12,257      12,293       13,013       13,457      13,164      13,097       12,428
Special charges..........               -           -           -            -            -           -           -        2,018
Depreciation.............           2,933       2,882       3,016        2,879        2,701       2,719       2,717        2,727
Amortization of intangibles           983       1,013         999          997          995         996         995          993
                                    -----       -----       -----        -----        -----       -----       -----        -----
   Operating income......           4,458       4,874       3,008        3,464        4,906       4,343         739         (631)
Other:
  Interest expense, net..           4,014       4,019       4,018        3,984        3,930       3,893       3,726        3,487
  Other(income)expense,
    net..................              27         134         (98)         (38)           5          15        (128)         (27)
                                    -----       -----       -----        -----        -----       -----       -----        -----
Income (loss) before taxes
    and extraordinary loss            417         721        (912)        (482)         971         435      (2,859)      (4,091)
  Income tax expense (benefit)          -           -           -         (859)         495         490      (1,459)      (1,442)
                                    -----       -----       -----        -----        -----       -----       -----        -----
Income (loss) before
    extraordinary loss...             417         721        (912)         377          476         (55)     (1,400)      (2,649)
  Extraordinary loss.....               -           -           -            -            -           -           -        1,368
                                    -----       -----       -----        -----        -----       -----       -----        -----
Net income (loss)........         $   417     $   721     $  (912)     $   377      $   476     $   (55)    $(1,400)     $(4,017)
                                    =====       =====       =====        =====        =====       =====       =====        =====

EBITDA...................         $ 8,374     $ 8,769     $ 7,023      $ 7,340      $ 8,602     $ 8,058     $ 4,451      $ 3,089
                                    =====       =====       =====        =====        =====       =====       =====        =====

Liquidity and Capital Resources

     The Company has financed its operations through net cash provided by operating activities, existing cash balances, available credit facilities and capital contributions from Holding. On October 25, 2001, the Company entered into a financing agreement with The CIT Group/Business Credit, Inc., the proceeds of which were used for the refinancing of previously existing bank debt. The new credit facility in the amount of $62.5 million consists of
(i) a revolving line of credit (the "Revolver") of up to $32.5 million, subject to a borrowing base determined by accounts receivable balances and
(ii) two separate term loans in the amount of $24.3 million and $5.8 million, respectively (collectively, the "Term Loans"). The Term Loans require quarterly principal payments which began in January 2002. The financing agreement expires on October 25, 2006, requires the Company to meet a fixed charge coverage ratio and certain other customary covenants, and is secured by all current and future assets of the Company. HydroChem, at its discretion, can pay interest on a Base Rate or Eurodollar ("LIBOR") basis, plus applicable margins. Base Rate margins range from 0.50% to 1.00% and LIBOR-based margins range from 2.75% to 3.25%. Interest payments are required monthly.

     As of December 31, 2001, $30.0 million was outstanding under the Term Loans. The Company's borrowing base under the Revolver was $23.5 million, of which $3.5 million was reserved for standby letters of credit, principally issued in connection with the Company's property and casualty insurance program.

     For the year ended December 31, 2001, $10.9 million of net cash was provided by operating and investing activities, which consisted of $15.9 million provided by operating activities and $5.0 million used in investing activities. For the year ended December 31, 2000, $5.2 million of net cash was provided by operating and investing activities, which consisted of $12.3 million provided by operating activities and $7.1 million used in investing activities.

     For the year ended  December  31,  2001,  expenditures  for  property and equipment were $5.9 million. For the year ended December 31, 2000, expenditures for property and equipment were $6.5 million. These expenditures were principally for the purchase of operating equipment.

     Future   contractual   obligations   related   to   long-term   debt  and
non-cancelable operating leases as of December 31, 2001 were as follows (in thousands):
                                       16


                                        Payments due by period
                      ------------------------------------------------------------
                                                 Years       Years       After
                         Total      Year 1       2 - 3       4 - 5      Year 5
                      ------------------------------------------------------------
   Long-term debt       $ 140,000   $   4,286   $   8,568   $  17,146   $ 110,000
   Operating leases        29,484       8,169      12,095       6,945       2,275
                           ------       -----      ------       -----       -----
                        $ 169,484   $  12,455   $  20,663   $  24,091   $ 112,275
                        =========   =========   =========   =========   =========

     Management believes that cash and cash equivalents at December 31, 2001, net cash expected to be provided by operating activities and borrowings, if necessary, under the Revolver will be sufficient to meet the Company's cash requirements for operations and expenditures for property and equipment for the next twelve months and the foreseeable future thereafter. From time to time, the Company reviews acquisition opportunities as they arise, and may require additional financing if it decides to make additional acquisitions. However, there can be no assurance that if such acquisition opportunities arise, that such acquisitions will be consummated, there will be financing available and on terms satisfactory to the Company.

Inflation

     Certain of the Company's expenses, such as compensation, benefits, chemicals, supplies, and equipment repair and replacement, are subject to normal inflationary pressures. Although the Company to date has been able to offset inflationary cost increases through increased operating efficiencies and modest price increases, there can be no assurance that the Company will be able to offset any future inflationary cost increases through these or similar means.

New Accounting Pronouncement

     In June 2001, the Financial  Accounting  Standards  Board issued SFAS No.
141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement is expected to result in an annual increase in net income of approximately $2.6 million. During 2002, the Company will perform the first of the required impairment tests of goodwill and intangible assets with indefinite lives as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion regarding the Company's market risk includes "forward-looking" statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     The Company is exposed to certain market risks, which include financial instruments such as short-term investments, trade receivables, and long-term debt. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. The Notes to Consolidated Financial Statements provide a description of the Company's accounting policies and other information related to these financial instruments. The Company does not engage in speculative transactions and does not currently use derivative instruments or engage in hedging activities. The Company had an interest rate swap that was put in place during 1998 and terminated upon the refinancing of certain debt in 2001.

     The Company provides industrial cleaning services to a wide range of processing industries including petrochemical plants, oil refineries, power plants, pulp and paper mills, steel mills, and aluminum plants. Management believes the Company's portfolio of accounts receivable is well diversified and, as a result, its credit risks are low. On a periodic basis, management evaluates the creditworthiness of the Company's customers and monitors accounts receivable, but typically does not require collateral. The Company's trade receivables are primarily denominated in U.S. dollars and are generally collected in a timely manner. Historically, bad debts have not been material and have been within management's expectations. Management believes timely collection of trade receivables minimizes associated credit risk.

     The Company places its short-term investments, which generally have a term of less than 90 days, with high quality financial institutions, limits the amount of credit exposure to any one institution, and has investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of December 31, 2001, the Company had short-term investments totaling $7.9 million. Due to the short-term nature of these instruments, their carrying value approximated market value. Management does not believe that a decrease of 1.0% from average investment rates in 2001 would be material to the Company during 2002.

     As of December 31, 2001, the Company's outstanding long-term debt included Senior Subordinated Notes. The Senior Subordinated Notes totaled $110.0 million, are due in the year 2007, and bear interest at a fixed rate of 10 3/8%. As of December 31, 2001 and 2000, their fair value was estimated to be $81.4 million and $79.2 million, respectively. The carrying amount of the remaining long-term debt totaled $30.0 million and $38.2 million at December 31, 2001 and 2000 respectively, and approximated fair value primarily due to the variable nature of their related interest rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Index to Consolidated Financial Statements on page 19 of the Company's Consolidated Financial Statements and Notes thereto. Quarterly financial data for the Company is presented on page 16. Supplementary schedules for the Company are included in Item 14.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Consolidated Financial Statements                                         Page

  Report of Independent Auditors............................................20

  Consolidated Balance Sheets as of December 31, 2000 and 2001..............21

  Consolidated Statements of Operations for each of the years ended
     December 31, 1999, 2000 and 2001.......................................22

  Consolidated Statements of Stockholder's Equity for each of the years ended
     December 31, 1999, 2000 and 2001.......................................23

  Consolidated Statements of Cash Flows for each of the years ended
     December 31, 1999, 2000 and 2001.......................................24

  Notes to Consolidated Financial Statements................................25

                        REPORT OF INDEPENDENT AUDITORS





Board of Directors
HydroChem Industrial Services, Inc.


     We have audited the accompanying consolidated balance sheets of HydroChem Industrial Services, Inc. as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HydroChem Industrial Services, Inc. at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.



                                                ERNST & YOUNG LLP



Houston, Texas
February 22, 2002

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                                                     December 31,
                                                             ------------------------
                                                                  2000          2001
                                                             ------------    ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents ................................   $  6,380   $  7,943
   Receivables, less allowance of $723 and $280, respectively     39,781     30,589
   Inventories ..............................................      4,467      4,119
   Prepaid expenses and other current assets ................      1,224      2,566
   Income taxes receivable ..................................        328        652
   Deferred income taxes (Note 7) ...........................      1,536      3,042
                                                                   -----      -----
      Total current assets ..................................     54,716     48,911

Property and equipment, at cost (Note 3) ....................    100,419    103,438
   Accumulated depreciation .................................    (53,721)   (62,411)
                                                                 -------    -------
                                                                  46,698     41,027

Intangible assets, net (Note 4) .............................     96,931     91,697
                                                                 -------     ------

      Total assets ..........................................   $198,345   $181,635
                                                                ========   ========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable .........................................   $  9,455   $  7,065
   Accrued liabilities ......................................     15,595     15,404
   Current portion of long-term debt (Note 5) ...............      7,858      4,286
         Total current liabilities ..........................     32,908     26,755

Long-term debt (Note 5) .....................................    140,350    135,714
Deferred income taxes (Note 7) ..............................      8,365      7,440
Commitments and contingencies (Note 8)

Stockholder's equity:
      Common stock, $.01 par value:
         1,000 shares authorized, 100 shares outstanding.....          1          1
      Additional paid-in-capital ............................     16,558     16,558
      Retained earnings (deficit) ...........................        163     (4,833)
                                                                     ---     ------
         Total stockholder's equity .........................     16,722     11,726
                                                                  ------     ------

         Total liabilities and stockholder's equity .........   $198,345   $181,635
                                                                ========   ========


                           See accompanying notes.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                               Year ended December 31,
                                     -------------------------------------------
                                          1999           2000          2001
                                          ----           ----          ----
Revenue...........................    $ 191,936      $  214,192    $ 218,820
Cost of revenue...................      113,952         132,322      140,456
                                        -------        --------      -------
   Gross profit...................       77,984          81,870       78,364

Selling, general and administrative
   expense........................       47,821          50,364       52,146
Special charges (Note 6)..........            -               -        2,018
Depreciation......................       11,464          11,710       10,864
Amortization of intangibles.......        2,834           3,992        3,979
                                        -------        --------      -------
   Operating income...............       15,865          15,804        9,357

Other:
   Interest expense, net..........       13,129          16,035       15,036
   Other (income) expense, net....           98              25         (135)
                                        -------        --------      -------

Income (loss) before taxes and
   extraordinary loss.............        2,638            (256)      (5,544)

   Income tax benefit (Note 7)....            -            (859)      (1,916)
                                        -------        --------      -------

Income (loss) before extraordinary
   loss...........................        2,638             603       (3,628)

   Extraordinary loss on early
     extinguishment of debt,
     net of taxes (Note 5)........           35               -        1,368
                                        -------        --------      -------

Net income (loss).................    $   2,603      $      603    $  (4,996)
                                        =======        ========      =======


                           See accompanying notes.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                               AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                (in thousands)

                                            Additional   Retained
                                Common       Paid-in     Earnings
                                 Stock       Capital     (Deficit)    Total
                                 -----       -------     ---------    -----
Balance at December 31, 1998   $     1       $16,558     $(3,043     $13,516
   Net loss ................         -             -       2,603       2,603
                               -------       -------     -------     -------
Balance at December 31, 1999         1        16,558        (440)     16,119
   Net income ..............         -             -         603         603
                               -------       -------     -------     -------
Balance at December 31, 2000   $     1       $16,558     $   163     $16,722
   Net income ..............         -             -      (4,996)     (4,996)
                               -------       -------     -------     -------
Balance at December 31, 2001   $     1       $16,558     $(4,833)    $11,726
                               =======       =======     =======     =======






                           See accompanying notes.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                   Year ended December 31,
                                               ---------------------------------
                                                  1999       2000       2001
                                                  ----       ----       ----

Operating activities:
   Net income (loss).........................    $  2,603   $   603    $(4,996)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation............................      11,464    11,710     10,864
     Amortization............................       2,834     3,992      3,979
     Amortization of deferred financing costs         504       738        723
     Write-off of deferred financing costs...          35         -      1,626
     Deferred income tax provision (benefit).         349      (651)    (2,431)
     Loss (gain) on sale of property and
      equipment..............................          13       130       (147)
   Changes in operating assets and liabilities,
    net of acquisitions:
     Receivables, net........................      (1,061)   (6,293)     9,192
     Inventories.............................        (819)      254        348
     Prepaid expenses and other current assets        256      (231)      (342)
     Income taxes receivable.................        (106)      176       (324)
     Accounts payable........................         292     2,626     (2,390)
     Accrued liabilities.....................         416      (757)      (191)
                                                      ---      ----       ----
      Net cash provided by operating activities    16,780    12,297     15,911
                                                   ------    ------     ------

Investing activities:
   Expenditures for property and equipment...      (6,282)   (6,457)    (5,862)
   Acquisitions, net of cash acquired........     (63,362)   (1,518)         -
   Proceeds from sale of property and equipment       307       835        816
                                                      ---       ---        ---
      Net cash used in investing activities..     (69,337)   (7,140)    (5,046)
                                                  -------    ------     ------

Financing activities:
   Proceeds from long-term debt..............      70,289         -     49,400
   Repayments of long-term debt..............     (45,699)   (2,671)   (57,608)
   Debt financing costs......................      (1,668)     (246)    (1,094)
                                                   ------      ----     ------
     Net cash provided by (used in) financing
       activities............................      22,922    (2,917)    (9,302)
                                                   ------    ------     ------

Net increase (decrease) in cash and cash
  equivalents................................     (29,635)    2,240      1,563
Cash and cash equivalents at beginning of
  period.....................................      33,775     4,140      6,380
                                                   ------     -----      -----
Cash and cash equivalents at end of period...    $  4,140   $ 6,380    $ 7,943
                                                 ========   =======    =======

Supplemental disclosure:
   Cash paid during the year for interest....    $ 12,738   $15,481    $14,384
   Cash refunded during the year for income
      taxes, net of amounts paid.............        (151)     (145)      (217)



                           See accompanying notes.

                     HYDROCHEM INDUSTRIAL SERVICES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2001


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

     The Company is engaged in the business of providing industrial cleaning services to a wide range of processing industries, including petrochemical plants, oil refineries, power plants, pulp and paper mills, steel mills, and aluminum plants. Services provided include high-pressure and ultra-high pressure water cleaning (hydroblasting), chemical cleaning, industrial vacuuming, tank cleaning, waste minimization, commissioning and other specialized services. The majority of these services involve recurring maintenance to improve or sustain the operating efficiencies and extend the useful lives of process equipment and facilities.

2.   Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of HydroChem and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

     All investments that are readily convertible to known amounts of cash are considered to be cash equivalents.

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

Intangibles

     Intangible assets, which primarily consist of goodwill, are being amortized over 3 to 40 years on a straight-line basis. Costs allocated to other specifically identifiable intangible assets arising from business acquisitions are being amortized over their estimated useful lives. Deferred financing costs are being amortized over three to ten year financing terms and are recorded as interest expense.

     The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of the intangible assets may warrant revision or that the remaining balances may not be recoverable. Should factors indicate that the intangible assets should be evaluated for possible impairment, the Company would use an estimate of the acquired business' undiscounted future cash flows compared to the carrying value of the assets to determine whether the assets are deemed impaired. Management believes there have been no events or circumstances which warrant revision to the remaining useful lives or which affect the recoverability of the Company's intangible assets.

Derivative Investments

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138, which is required to be adopted in years beginning after June 15, 2000. On January 1, 2001, the Company adopted SFAS
133. SFAS 133 requires that all derivatives be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive income (loss), depending on the type of hedging instrument and the effectiveness of those hedges. All derivatives are adjusted to their fair market values at the end of each quarter. Unrealized net gains and losses for cash flow hedges are recorded in other comprehensive income (loss).

     In 1998, the Company entered into an interest rate swap to fix the interest rate on a variable rate term loan. This derivative, which was designated as a cash flow hedge at the time of adoption of SFAS 133, qualified for evaluation using the short cut method for assessing effectiveness and was considered highly effective as defined by SFAS 133. In connection with debt refinancing activities in 2001, this interest rate swap
was terminated.   (See Note 5.)

Revenues

     Revenues are recognized as services are provided.

Income Taxes

     Income  taxes  are  provided  for  based  on  the  liability   method  of
accounting. Deferred income taxes are recorded to reflect the tax consequences of differences between the financial statement basis and the income tax basis of assets and liabilities.

Stock-Based Compensation

     Holding grants stock options to employees of the Company for a fixed number of shares with an exercise price no less than the fair value of the shares at the date of grant. The Company accounts for such stock option grants in accordance with Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which permits the measurement of compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company has elected to follow APB 25.

Reclassifications

     Certain 1999 and 2000 amounts have been reclassified to conform to the 2001 presentation.

Use of Estimates

     The  preparation  of  these  financial  statements  requires  us to  make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates these estimates, including those related to self-insurance reserves and the allowance for doubtful accounts receivable. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following are the Company's most critical accounting policies. These policies require significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

     Allowance for doubtful accounts receivable. The Company establishes reserves for doubtful accounts receivable using various percentages according to the age of the receivable and also evaluates customers on a case-by-case basis when management believes the required payment of specific amounts owed to the Company is unlikely to occur.

     Property and casualty insurance reserve. The Company's property and casualty insurance reserves are based upon management's assumptions and estimates regarding the probable outcome of the claims. Should the outcome differ from management's assumptions and estimates or should the insurance carriers become insolvent to cover claims in excess of the Company's deductible, revisions to the estimated reserves for property and casualty insurance would be required.

Concentration of Credit Risk

     The Company provides industrial cleaning services to a wide range of processing industries including petrochemical plants, oil refineries, power plants, pulp and paper mills, steel mills, and aluminum plants. The Company believes its portfolio of accounts receivable is well diversified and, as a result, its credit risks are minimal. The Company evaluates the creditworthiness of its customers and monitors accounts on a periodic basis, but typically does not require collateral. Credit losses have been within management's expectations.

New Accounting Pronouncement

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement is expected to result in an annual increase in net income of approximately $2,600,000. During 2002, the Company will perform the first of the required impairment tests of goodwill and intangible assets with indefinite lives as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

3.   Property and Equipment

     Property and equipment at December 31, 2000 and 2001 consisted of the following (in thousands):

                                                            2000        2001
                                                            ----        ----
      Land............................................   $  1,961    $  1,736
      Office facilities, furniture, fixtures and
       computer equipment.............................     22,055      23,065
      Machinery and equipment.........................     74,826      77,376
      Vehicles........................................      1,577       1,261
                                                            -----       -----
         Total property and equipment.................   $100,419    $103,438
                                                         ========    ========

4.   Intangibles

     Intangible assets as of December 31, 2000 and 2001 consist of the following (in thousands):

                                               2000                        2001
                                      ----------------------     ----------------------
                                      Gross Book    Net Book      Gross Book   Net Book
                                         Value        Value          Value       Value
                                         -----        -----          -----       -----

    Deferred financing costs..        $  6,646      $  4,032      $  5,127     $  2,777
    Other intangibles.........          14,761        10,076        14,759        9,418
    Goodwill .................          92,115        82,823        92,116       79,502
                                        ------        ------        ------       ------
       Total .................        $113,522      $ 96,931      $112,002     $ 91,697
                                      ========      ========      ========     ========

5.   Long-Term Debt

     Long-term debt at December 31, 2000 and 2001 consisted of the following (in thousands):

                                                      2000         2001
                                                      ----         ----
        Subordinated Notes ......................   $ 110,000    $ 110,000
        Machinery and Equipment Loan ............           -       24,250
        Real Estate Loan ........................           -        5,750
        Term Loan ...............................      29,000            -
        Mortgage Loan ...........................       7,208            -
        Seller Notes ............................       2,000            -
                                                        -----        -----
           Total long-term debt .................     148,208      140,000
           Less current portion of long-term debt      (7,858)      (4,286)
                                                    $ 140,350    $ 135,714
                                                    =========    =========

     In August 1997, HydroChem issued $110,000,000 of its 10 3/8% Senior Subordinated Notes due 2007 (the "Subordinated Notes"). The Subordinated Notes mature on August 1, 2007 and bear interest at 10 3/8% per annum which is payable semi-annually in arrears on February 1 and August 1 of each year. The Subordinated Notes are redeemable at the option of HydroChem, in whole or in part, on or after August 1, 2002 at specified redemption prices. All
HydroChem subsidiaries, including International, are guarantors of the Subordinated Notes on a full and unconditional, and joint and several basis.

     On November 19, 1999, the Company entered into a credit agreement with six financial institutions which provided for secured borrowings of up to $60,000,000, and consisted of a $30,000,000 term loan (the "Term Loan") and a $30,000,000 revolving loan (the "Old Revolver") which was subject to borrowing base limitations. The credit facility would have expired on December 31, 2004, and required HydroChem to meet certain customary financial ratios and covenants, and restricted the Company from any further pledging of its assets. The credit facility was secured by all current and future assets of the Company and Holding.

     In connection with the construction of the Company's headquarters and operating facility in the Houston, Texas area, HydroChem entered into a loan agreement with a financial institution dated July 17, 1998, as amended. The loan agreement provided for an interim financing construction loan of up to $7,500,000, which was converted to a term loan (the "Mortgage Loan") in the amount of $7,500,000 on March 31, 1999. The Mortgage Loan was collateralized by first priority liens on the land and improvements, would have matured on September 30, 2006, and required quarterly payments of interest and principal.

     On October 25, 2001, the Company entered into a financing agreement with The CIT Group/Business Credit, Inc., proceeds of which were used for the refinancing of the Company's previous Term Loan, Old Revolver and Mortgage Loan described above. The new credit facility in the amount of $62,500,000 consists of (i) a revolving line of credit (the "Revolver") of up to $32,500,000, subject to a borrowing base determined by accounts receivable balances, (ii) a term loan in the amount of $24.3 million (the "Machinery and Equipment Loan") and (iii) a term loan in the amount of $5.8 million (the "Real Estate Loan"). The Machinery and Equipment Loan and the Real Estate Loan require quarterly principal payments that began in January 2002. The financing agreement expires on October 25, 2006, requires the Company to meet a fixed charge coverage ratio and certain other customary covenants, and is secured by all current and future assets of the Company. HydroChem, at its discretion, can pay interest on a Base Rate or Eurodollar ("LIBOR") basis, plus applicable margins. Base Rate margins range from 0.50% to 1.00% and LIBOR-based margins range from 2.75% to 3.25%. Interest payments are required monthly.

     As a result of the early repayment of HydroChem's prior existing bank debt, an extraordinary loss was recognized in 2001 in the amount of $1,369,000, net of taxes. The extraordinary loss consisted of $1,626,000 for the write-off of associated deferred financing costs and $582,000 for terminating a related interest rate swap agreement, before the related tax benefit of $839,000.

     As of December 31, 2001, $30,000,000 was outstanding under the Machinery and Equipment Loan and the Real Estate Loan. The Company's borrowing base under the Revolver was $23,500,000, of which $3,500,000 was reserved for standby letters of credit, principally issued in connection with the Company's property and casualty insurance program. There was no funded debt outstanding under the Revolver at December 31, 2001.

     In connection with an acquisition in November 1999, the Company issued two promissory notes to the principal selling shareholders in the aggregate principal amount of $3,500,000. The final principal payments, in the amount of $2,000,000, were paid on November 19, 2001.

     Maturities of long-term debt for the years ended December 31, are as follows (in thousands):

            2002..................................    $   4,286
            2003..................................        4,284
            2004..................................        4,284
            2005..................................        4,284
            2006..................................       12,862
            Thereafter............................      110,000
                                                        -------
                                                      $ 140,000
                                                      =========

6.   Special Charges

      In 2001, the Company incurred $2.0 million in special charges. A restructuring charge of $1.5 million was incurred in connection with a cost reduction program in the fourth quarter of 2001 and consisted of $945,000 in severance compensation to 125 employees and $591,000 related to the closing of certain facilities. Accruals of $791,000 remain as of December 31, 2001 related to this restructuring charge. Substantially all of the restructuring charge is SG&A expense.

     In 2001, the Company was also involved in negotiations regarding a possible business transaction which did not materialize. The Company incurred $483,000 of expenses, principally consisting of legal, accounting and other services which were provided in connection with these negotiations.

7.   Income Taxes

     The Company files a consolidated tax return with Holding. Current and deferred taxes are allocated on a separate company basis. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2000 and 2001 were as follows (in thousands):

                                                     2000         2001
                                                     ----         ----
        Deferred tax liabilities:
              Property and equipment .......      $  8,128      $  7,993
              Intangibles ..................         3,088         3,456
                                                     -----         -----
              Total deferred tax liabilities        11,216        11,449
        Deferred tax assets:
              Net operating loss ...........         1,325         3,255
              Alternative minimum tax ......         1,477         1,477
              Foreign tax credit ...........           366           250
              Accrued liabilities ..........         1,221         2,077
              Receivables ..................           250           107
              Other ........................           114           135
              Valuation allowance ..........          (366)         (250)
                                                      ----          ----
              Total deferred tax assets ....         4,387         7,051
                                                     -----         -----
        Net deferred tax liability .........      $  6,829      $  4,398
                                                  ========      ========

     The provision (benefit) for income taxes for the years ended December 31, 1999, 2000 and 2001 consisted of the following (in thousands):

                                               1999        2000        2001
                                               ----        ----        ----
      Current..........................    $   (349)   $   (208)   $   (325)
      Deferred.........................         349        (651)     (1,591)
                                                ---        ----      ------
                                           $      -    $   (859)   $ (1,916)
                                           ========    ========    ========

     The differences between income taxes computed at the federal statutory income tax rate and the provision for income taxes for the years ended December 31, 1999, 2000 and 2001 consisted of the following (in thousands):

                                                   1999       2000       2001
                                                   ----       ----       ----
    Income taxes computed at federal income
      tax rate.............................    $    885    $    (90)   $ (1,940)
    State income taxes, net of federal tax
      benefit..............................         305         178         249
    Nondeductible permanent differences....         515       1,385         622
    Change in valuation allowance..........      (1,040)     (1,969)          -
    Other, net.............................        (665)       (363)       (847)
                                                   ----        ----        ----
    Provision for income taxes.............    $      -    $   (859)   $ (1,916)
                                               ========    ========    ========

     At December 31, 2001, the Company had alternative minimum tax credit carryforwards of approximately $1,477,000, foreign tax credit carryforwards of approximately $250,000 and a net operating loss carryforward of approximately $8,564,000. The alternative minimum tax credit carryforwards are available indefinitely, the foreign tax credit carryforwards began to expire in 1999 and the net operating loss carryforward begins to expire in 2009.

8.   Commitments and Contingencies

     The Company leases most of its operating locations, and certain vehicles and equipment under operating leases. The leases contain various renewal options, rent escalation provisions and insurance requirements. Lease expense for the years ended December 31, 1999, 2000 and 2001was $8,744,000, $9,072,000 and $9,177,000, respectively.

     Future minimum rental commitments under operating leases with initial terms of one year or more at December 31, 2001 are as follows (in thousands):

        2002...........................................    $8,169
        2003...........................................     6,635
        2004...........................................     5,460
        2005...........................................     4,201
        2006...........................................     2,744
        Thereafter.....................................     2,275
                                                            -----
        Total..........................................   $29,484
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

     No profit sharing contribution was made for the years ended December 31, 1999, 2000 and 2001. For the same years, HydroChem made employer 401(k) matching contributions to the Plan of $522,000, $560,000 and $614,000, respectively.

     Deferred Bonus Plan

     Effective May 1, 1999, the Company adopted a deferred bonus plan (the "Deferred Plan"). Awards under the Deferred Plan may be granted to a select group of management employees as determined by the Board of Directors. Subject to continuing employment, each participant upon receiving an initial award under the Deferred Plan in any given year is guaranteed an additional award in the following year, equal to at least one half of that person's discretionary cash bonus for the prior year. Awards under the Deferred Plan vest in equal annual installments on the first four anniversary dates of the award. Awards also become fully vested if the participant dies, becomes disabled, or is terminated without cause within one year after a change of control (an "Acceleration Event"). Generally, the vested portion of any award is payable with interest either four years from the date of grant or, at the option of the participant, seven years after the date of the grant. Awards are also payable upon the occurrence of an Acceleration Event. In most cases, the interest on any award is at one of two specified rates. The lower of the two rates applies if the payment is made after four years. The higher rate applies if the participant elects to defer payment until seven years after the date of grant or if there is an Acceleration Event. The Company accrued $601,000 and $888,000 of Deferred Compensation expense for the years
ended   December  31,  2000  and  2001, respectively.

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

     All options granted under the Option Plan are nontransferable except by the laws of descent and distribution. All options granted to date expire ten years after the date of grant or upon earlier termination of employment unless due to death, disability or retirement, in which case the option remains exercisable for an additional three months in the case of retirement and one year in the case of death or disability, but, in all cases, only to the extent it was exercisable at the time of such death, disability or retirement. All options granted since the inception of the Option Plan have been Non-Qualified Stock Options and become exercisable in installments, generally over three to four year periods after the date of grant. The weighted-average remaining contractual life of outstanding options at December 31, 2001 was 4.6 years.

     A summary of the Option Plan as of December 31, 1999, 2000 and 2001 and changes during the years ended on those dates is presented below:

                                                         Number of    Weighted-
                                                           Shares     Average
                                                         Covered by   Exercise
                                                           Options      Price
                                                           -------      -----
   Outstanding at January 1, 1999....................       281,789      $1.00
       Granted.......................................        38,300       1.00
       Exercised.....................................        54,539       1.00
       Canceled......................................        19,500       1.00
                                                             ------       ----
   Outstanding at December 31, 1999 .................       246,050       1.00
       Granted.......................................        16,089       1.00
       Exercised.....................................        35,964       1.00
       Canceled......................................        14,625       1.00
                                                             ------       ----
   Outstanding at December 31, 2000 .................       211,550       1.00
       Granted.......................................         8,625       1.00
       Exercised.....................................        14,875       1.00
       Canceled......................................        21,000       1.00
                                                             ------       ----
   Outstanding at December 31, 2001..................       184,300      $1.00
                           === =====                        =======      =====
   Exercisable at:
       December 31, 1999.............................       186,000      $1.00
       December 31, 2000.............................       180,200      $1.00
       December 31, 2001.............................       165,150      $1.00

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

     The carrying amounts for cash and cash equivalents, accounts receivable, and current liabilities approximate their fair values, principally due to the short-term maturities of these instruments. The estimated fair value of the Subordinated Notes of $79,200,000 and $81,400,000 as of December 31, 2000 and 2001, respectively, is based on the most recently available trading prices. The carrying amounts for the Company's other long-term debt are reasonable estimates of their fair values, principally due to the variable nature of their respective interest rates.

12.   Guarantor Information

      Summary   financial   information   for  HydroChem  is  as  follows  (in
thousands):

                          CONDENSED CONSOLIDATING BALANCE SHEETS

                                                       As of December 31, 2000
                                                       -----------------------
                                                   Guarantor                       Total
                                    HydroChem    Subsidiaries    Eliminations   Consolidated
                                    ---------    ------------    ------------   ------------
                                                Int'l    Other
                                                -----    -----
Assets
  Receivables...................     $ 36,611   $ 2,958   $ 212    $      -       $ 39,781
  Other current assets..........       12,645     1,724     566           -         14,935
                                       ------     -----     ---         ---         ------
    Total current assets........       49,256     4,682     778           -         54,716

  Property and  equipment, net..       46,498       122      78           -         46,698
  Intangible assets, net........       96,864        67       -           -         96,931
  Investments...................        1,102         -       -      (1,102)             -
                                        -----       ---     ---      ------        -------
    Total assets................     $193,720   $ 4,871   $ 856    $ (1,102)      $198,345
                                     ========   =======   =====    ========       ========

Liabilities and Equity
  Current liabilities...........       32,033       801      74           -         32,908

  Long-term debt................      140,350         -       -           -        140,350
  Deferred income taxes.........        8,365         -       -           -          8,365
  Stockholder's equity..........       12,972     4,070     782      (1,102)        16,722
                                       ------     -----     ---      ------         ------
    Total liabilities and equity     $193,720   $ 4,871   $ 856    $ (1,102)      $198,345
                                     ========   =======   =====    ========       ========

                                                       As of December 31, 2001
                                                       -----------------------
                                                  Guarantor                          Total
                                    HydroChem    Subsidiaries    Eliminations     Consolidated
                                    ---------    ------------    ------------     ------------
                                                Int'l     Other
                                                -----     -----
Assets
  Receivables...................     $ 30,127   $  462    $   -    $   -          $30,589
  Other current assets..........       13,929    3,748      645        -           18,322
                                       ------    -----      ---       ---          ------
    Total current assets........       44,056    4,210      645        -           48,911

  Property and  equipment, net..       40,793      101      133        -           41,027

  Intangible assets, net........       91,630       67        -        -           91,697
  Investments...................        1,102        -        -     (1,102)            -
                                        -----      ---      ---     ------         ------
    Total assets................     $177,581   $4,378    $ 778    $(1,102)       $181,635
                                     ========   ======    =====    =======        ========

Liabilities and Equity
  Current liabilities...........       26,454      282       19          -          26,755

  Long-term debt................      135,714        -        -          -         135,714
  Deferred income taxes.........        7,440        -        -          -           7,440
  Stockholder's equity..........        7,973    4,096      759     (1,102)         11,726
                                        -----    -----      ---     ------          ------

    Total liabilities and equity     $177,581   $4,378    $ 778    $(1,102)       $181,635
                                     ========   ======    =====    =======        ========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                       Year Ended December 31, 1999
                                                       ----------------------------
                                                  Guarantor                          Total
                                    HydroChem    Subsidiaries    Eliminations     Consolidated
                                    ---------    ------------    ------------     ------------
                                                Int'l     Other
                                                -----     -----
 Revenue..........................   $181,534   $7,155    $3,247   $    -         $191,936
 Cost of revenue..................    107,460    4,462     2,030        -          113,952
                                      -------    -----     -----      ---          -------
    Gross profit..................     74,074    2,693     1,217        -           77,984
 Selling, general and
  administrative expense..........     45,616    1,663       542        -           47,821
 Depreciation.....................     11,255      105       104        -           11,464
 Amortization of intangibles......      2,834        -         -        -            2,834
                                        -----      ---       ---      ---            -----
    Operating income..............     14,369      925       571        -           15,865
 Interest and other expense, net..     13,214       15        (2)       -           13,227
                                       ------       --        --      ---           ------
    Income before taxes and
     extraordinary loss...........      1,155      910       573        -            2,638
 Extraordinary loss...............         35        -         -        -               35
                                           --      ---       ---      ---               --
    Net income....................   $  1,120   $  910    $  573   $    -         $  2,603
                                     ========   ======    ======   ======         ========

                                                       Year Ended December 31, 2000
                                                       ----------------------------
                                                   Guarantor                         Total
                                    HydroChem    Subsidiaries    Eliminations     Consolidated
                                    ---------    ------------    ------------     ------------
                                                Int'l     Other
                                                -----     -----
 Revenue..........................   $205,751   $7,539    $902     $    -         $214,192
 Cost of revenue..................    127,105    4,752     465          -          132,322
                                      -------    -----     ---        ---          -------
    Gross profit..................     78,646    2,787     437          -           81,870
 Selling, general and
  administrative expense..........     49,164      954     246          -           50,364
 Depreciation.....................     11,625       75      10          -           11,710
 Amortization of intangibles......      3,992        -       -          -            3,992
                                        -----      ---     ---        ---            -----
    Operating income..............     13,865    1,758     181          -           15,804
 Interest and other expense, net..     16,049       11       -          -           16,060
                                       ------       --     ---        ---           ------
    Income (loss) before taxes....     (2,184)   1,747     181          -             (256)
 Income tax benefit...............       (859)       -       -          -             (859)
                                         ----      ---     ---        ---             ----
    Net income (loss).............   $ (1,325)  $1,747    $181     $    -         $    603
                                     ========   ======    ====     ======         ========

                                                       Year Ended December 31, 2001
                                                       ----------------------------
                                                  Guarantor                          Total
                                    HydroChem    Subsidiaries    Eliminations     Consolidated
                                    ---------    ------------    ------------     ------------
                                                Int'l     Other
                                                -----     -----
 Revenue..........................   $214,188   $3,946    $ 686    $    -         $218,820
 Cost of revenue..................    137,138    2,866      452         -          140,456
                                      -------    -----      ---       ---          -------
    Gross profit..................     77,050    1,080      234         -           78,364
 Selling, general and
  administrative expense..........     50,957      952      237         -           52,146
 Special charge...................      2,018        -        -         -            2,018
 Depreciation.....................     10,774       68       22         -           10,864
 Amortization of intangibles......      3,979        -        -         -            3,979
                                        -----      ---      ---       ---            -----
    Operating income..............      9,322       60      (25)        -            9,357
 Interest and other expense, net..     14,868       35       (2)        -           14,901
                                       ------       --       --       ---           ------
    Income (loss) before taxes
     and extraordinary loss.......     (5,546)      25      (23)        -           (5,544)
 Income tax benefit...............     (1,916)       -        -         -           (1,916)
                                       ------      ---      ---       ---           ------
    Income (loss) before
     extraordinary loss...........     (3,630)      25      (23)        -           (3,628)
 Extraordinary loss...............      1,368        -        -         -            1,368
                                        -----      ---      ---       ---            -----
    Net income (loss).............   $ (4,998)   $  25    $(686)   $    -         $ (4,996)
                                     ========    =====    =====    ======         ========

                     CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                       Year Ended December 31, 1999
                                                       ----------------------------
                                                   Guarantor                         Total
                                    HydroChem    Subsidiaries    Eliminations     Consolidated
                                    ---------    ------------    ------------     ------------
                                                Int'l     Other
                                                -----     -----
  Net cash provided by (used in)
    operating activities...........  $ 16,989   $ (95)    $  (114)  $    -        $ 16,780

  Capital expenditures.............    (6,205)     (5)        (72)       -          (6,282)
  Other investing activities,
    primarily acquisitions.........   (63,055)      -           -        -         (63,055)
                                      -------     ---         ---      ---         -------
  Net cash used in investing
    activities.....................   (69,260      (5)        (72)       -         (69,337)

  Proceeds from (repayments) of
  long-term debt, net..............    25,547       -        (957)       -          24,590
  Other financing activities.......    (1,668)      -           -        -          (1,668)
                                       ------     ---         ---      ---          ------
  Net cash provided by (used in)
    financing activities...........    23,879       -        (957)       -          22,922
                                       ------     ---        ----      ---          ------

  Net decrease in cash.............  $(28,392)  $(100)    $(1,143)  $    -        $(29,635)
                                     ========   =====     =======   ======        ========

                                                       Year Ended December 31, 2000
                                                       ----------------------------
                                                   Guarantor                         Total
                                    HydroChem    Subsidiaries    Eliminations     Consolidated
                                    ---------    ------------    ------------     ------------
                                                Int'l     Other
                                                -----     -----
  Net cash provided by operating     $11,896    $333      $68       $    -        $12,297
    activities.....................

  Capital expenditures.............   (6,452)     (5)       -            -         (6,457)
  Other investing activities.......     (683)      -        -            -           (683)
                                        ----     ---      ---          ---           ----
  Net cash used in investing
    activities.....................   (7,135)     (5)       -            -         (7,140)

  Repayments of long-term debt, net   (2,671)      -        -            -         (2,671)
  Other financing activities.......     (246)      -        -            -           (246)
                                        ----     ---      ---          ---           ----
  Net cash used in financing
    activities.....................   (2,917)      -        -            -         (2,917)

  Net increase in cash.............  $ 1,844    $328      $68       $    -        $ 2,240
                                     =======    ====      ===       ======        =======

                                                       Year Ended December 31, 2001
                                                       ----------------------------
                                                   Guarantor                         Total
                                    HydroChem    Subsidiaries    Eliminations     Consolidated
                                    ---------    ------------    ------------     ------------
                                                Int'l     Other
                                                -----     -----
  Net cash provided by (used in)
    operating activities...........  $16,148    $(309)    $   72    $    -        $15,911

  Capital expenditures.............   (5,737)     (48)       (77)        -         (5,862)
  Other investing activities.......      816        -          -         -            816
                                         ---      ---        ---       ---            ---
  Net cash used in investing
    activities.....................   (4,921)     (48)       (77)        -         (5,046)

  Repayments of long-term debt, net   (8,208)       -          -         -         (8,208)
  Other financing activities.......   (1,094)       -          -         -         (1,094)
  Net cash used in financing
    activities.....................   (9,302)       -          -         -         (9,302)
                                      ------      ---        ---       ---         ------

  Net increase (decrease) in cash..  $ 1,925    $(357)    $   (5)   $    -        $ 1,563
                                     -------    -----     ------    ------        -------

13.  Major Customer

     In 1999, 2000, and 2001, one customer and its affiliates represented 10.0%, 9.2% and 13.3%, respectively, of the Company's total revenue.

14.  Acquisitions

     Effective January 1, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of Valley Systems, Inc. and Valley Systems of Ohio, Inc. (collectively "Valley"), a regional industrial services provider. The assets acquired consisted primarily of (i) accounts receivable, (ii) property, plant and equipment, (iii) intangibles, and (iv) other operating assets. The adjusted purchase price for the acquired assets was $30,900,000 in cash, of which $4,000,000 was deposited into escrow. As part of the transaction, the Company also assumed $2,493,000 in capital lease obligations and $5,594,000 in bank debt. The Company has replaced the capital leases with operating leases and retired the bank debt. The source of funds for the purchase price and retirement of Valley's bank debt was a combination of cash on hand and borrowings under a previous credit facility.

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

     On November 19, 1999, the Company acquired all of the issued and outstanding capital stock (the "Shares") of Landry Service Co., Inc. ("LANSCO"). LANSCO is primarily engaged in the business of tank cleaning, oil reclamation and liquid-solid waste separation for the oil refining industry. The Company paid $35,500,000 for the Shares, consisting of $32,000,000 in cash paid at closing and $3,500,000 in Seller Notes paid in installments with interest over the two years following the date of acquisition to the two principal stockholders of LANSCO. Further, the
Company paid one of these principal stockholders an additional $1,250,000 over two years as additional consideration for his Shares and for consulting services. The source of funds for the acquisition was a combination of existing available cash, the Seller Notes, and the Term Loan. (See Note 5.)

     The acquisition of the Shares has been accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired is being amortized over periods ranging from 10 to 25 years and is estimated as follows (in thousands):

     Cash payment......................................       $32,000
     Seller Notes......................................         3,500
     Additional purchase price.........................         1,050
     Transaction and acquisition costs.................         1,150
                                                                -----
                                                               37,700
     Fair value of net assets acquired.................         4,975
                                                                -----
     Excess of purchase price over fair value..........       $32,725
                                                              =======

     The book value of net assets acquired was determined to approximate fair value at the date of acquisition. The additional purchase price represented an amount that was paid over two years to a former principal stockholder of LANSCO. Transaction costs primarily consisted of fees to accountants, attorneys and other outside service providers. Acquisition costs primarily consisted of consulting fees payable over two years to a former principal stockholder of LANSCO and costs directly associated with the integration of LANSCO operations and facilities.

     The   results  of   operations   derived   from  the  Valley  and  LANSCO
acquisitions are included in the Company's financial statements from the effective date of each acquisition.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Part III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of HydroChem are as follows:

      Names of Directors
      and Executive Officers    Age                      Position
      ----------------------    ---                      --------

     B. Tom Carter, Jr........   57    Chairman   of  the   Board   and  Chief
                                       Executive Officer
     Robert B. Crates.........   39    Director
     Carl L. Blonkvist........   64    Director
     Gary D. Noto.............   47    President and Chief Operating Officer
     Donovan W. Boyd..........   48    Executive Vice President
     J. Pat DeBusk............   61    Executive Vice President
     Kelvin R. Collard........   44    Vice  President  and  Chief Financial
                                       Officer
     Pelham H. A. Smith.......   45    Executive   Vice  President
     R. Dwane Ruiz............   47    Vice President
     Gregory G. Rice..........   37    Vice President
     Michael P. Steindler.....   54    General Counsel and Secretary

     Subject to the terms of a stockholders agreement entered into by Holding and all of its stockholders (the "Stockholders Agreement"), the Board of Directors of HydroChem currently consists of three directors who hold office until the next annual meeting of the stockholders or until their successors are duly elected and qualified. Pursuant to the terms of the Stockholders Agreement, one director, Mr. Blonkvist, has been designated by Citicorp Venture Capital, Ltd. ("CVC") and one director, Mr. Crates, has been designated by LKCM Venture Partners I Ltd. The stockholders also agreed to elect Mr. Carter as a director so long as he serves as Chief Executive Officer. The Stockholders Agreement further provides that CVC has the right to designate an additional director, and that the holders of a majority of the shares of Holding's capital stock owned by such stockholders may designate a director, but neither CVC nor the majority stockholders have exercised these rights. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

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

     Carl L. Blonkvist has been a director of HydroChem since November 2000. Mr. Blonkvist has been engaged in private consulting beginning in January 2002. Prior thereto, he had been President and Chief Operating Officer since February 1998 of Page-Wheatcroft & Co., an executive search firm. From January 1994 to August 1997, he was a Senior Vice President of Coca-Cola
Foods. Mr. Blonkvist has also been a director of Merchant Metals Incorporated, a manufacturer of cyclone fencing, since April 1997.

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

     Kelvin R. Collard has been a Vice President and Chief Financial Officer of HydroChem since February 2002. From July 1999 to June 2001, he was Vice President and Controller of Lyondell Chemical Company, a global chemical manufacturer ("Lyondell"). He held the same position from August 1997 to June 2001 with Equistar Chemicals, L.P., a domestic petrochemical manufacturer for which Lyondell is the managing general partner. From May 1989 to July 1997, Mr. Collard held various management positions for Atlantic Richfield and its subsidiaries, with the final position as controller for ARCO Coal Company.

     Pelham H. A. Smith has been an Executive Vice President of HydroChem since December 2000. He was also Chief Financial Officer from such date until February 2002. Prior thereto, Mr. Smith had served as Vice President of HydroChem since December 1993. Before that time, Mr. Smith had been assisting Mr. Carter since 1990 in various private investment activities.

     R. Dwane Ruiz has been a Vice President of HydroChem since August 1998. Prior thereto, Mr. Ruiz held various management positions with HydroChem or HIS since 1977.

     Gregory  G. Rice has been a Vice  President  of  HydroChem  since  August
1998.  Prior  thereto,   Mr.  Rice  held  various  management  positions  with
HydroChem or DIS since August 1987.

     Michael P. Steindler has been the General Counsel of HydroChem since April 1994 and has been the Secretary of HydroChem since March 1995. From August 1993 to February 1998, he was also a partner in the law firm of Cassell & Stone in Dallas, Texas.

Directors and Officers of Holding and International

     The directors of Holding and International are the same as those of HydroChem. The executive officers of Holding and International are B. Tom Carter, Jr. (Chairman and Chief Executive Officer), Gary D. Noto (President and Chief Operating Officer), Kelvin R. Collard (Vice President and Chief Financial Officer), Pelham H. A. Smith (Executive Vice President) and Michael
P. Steindler (General Counsel).

Item 11.  EXECUTIVE COMPENSATION

     The following table provides certain information concerning compensation earned by the Chief Executive Officer and the Company's next four most highly compensated executive officers serving in such capacities at December 31, 2001 who received compensation in excess of $100,000 (the "Named Executive Officers") for the period indicated.

                                                           Long-Term Compensation
                                                           ----------------------
                                                            Number of
                                 Annual Compensation        Shares
                                 -------------------
                                                            Underlying       All Other
Name and Principal Position     Year   Salary    Bonus      Options     Compensation(1)
---------------------------     ----   ------    -----      -------     ---------------
B. Tom Carter, Jr ...........   2001   $275,000  $      -     8,625     $   750
  Chairman of the Board and .   2000    265,835         -    16,089         750
  Chief Executive Officer ...   1999    240,406   150,000         -         750

Gary D. Noto ................   2001    196,538    50,000         -      52,913
  President and Chief .......   2000    186,026    70,000         -      31,512
  Operating Officer .........   1998    186,028    97,000     4,000         750

Donovan W. Boyd .............   2001    165,000    87,000         -      42,213
  Executive Vice President ..   2000    151,820    73,500         -      22,150
                                1999    150,155    75,000    20,000         750

R. Dwane Ruiz ...............   2001    140,577    67,000         -      42,213
  Vice President ............   2000    112,692    53,125         -      22,150
                                1999     96,500    42,525         -         750

Michael P. Steindler ........   2001    180,000    41,000         -           -
  Executive Vice President ..   2000    180,000    50,000         -           -
  and Chief Financial Officer   1999    180,000    42,000         -           -

__________
(1) Consists of HydroChem's 401(k) matching contribution of $750 per person per year, and for 2000 and 2001, the portion of any deferred bonus that vested during the year plus interest on such vested portion. See "Deferred Bonus Plan."

Director Compensation

     Directors receive a $1,500 fee for each Board of Directors meeting, unless they are also employees of the Company and as such do not receive additional compensation for serving as directors. All directors of the Company are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors and for other expenses incurred in their capacities as directors of the Company. In connection with serving on the Board of Directors as the CVC designee, CVC has transferred to Mr. Blonkvist 30,000 shares of Holding's Class B Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management".

Stock Option Information

     Holding has adopted the HydroChem Holding, Inc. 1994 Stock Option Plan (the "Option Plan"). The Option Plan is administered by a committee of Holding's Board of Directors (the "Committee"), which currently consists of Messrs. Blonkvist and Crates. The purpose of the Option Plan is to advance the interests of Holding and its subsidiaries by encouraging certain employees of the Company to acquire a proprietary interest in Holding through ownership of Holding's Class A Common Stock ("Class A Common"). The total number of shares of Class A Common that may be subject to options under the Option Plan is 620,779. As of December 31, 2001, options for 184,300 shares of Class A Common were outstanding and options for 21,000 shares were available for grant. The duration of each option and the exercise schedule therefor is determined by the Committee at the time of grant.

     The following table sets forth certain information with respect to the exercise of stock options and unexercised options granted to the Named Executive Officers.

                        Fiscal Year End Option Values

                                                  Number of Securities               Value of
                                                     Underlying                    Unexercised
                  Shares Acquired   Value         Unexercised Options           In-the-Money Options
 Name               on Exercise   Realized        at December 31, 2001         at December 31, 2001 (1)
 ----               -----------   --------        --------------------         ------------------------
                                              Exercisable  Unexercisable      Exercisable   Unexercisable
                                              -----------  -------------      -----------   -------------
B.Tom Carter.........  16,089     $  0             -              -           $  0          $  0
Gary D. Noto.........       -        -        19,500          2,000              0             0
Donovan W. Boyd......       -        -        10,000         10,000              0             0
R. Dwane Ruiz........       -        -         8,150          4,650              0             0
Michael P. Steindler.       -        -             -              -              0             0

__________
(1) There is no established trading market for the Class A Common, but the Company has attempted to determine its market value based upon the same criteria which were used to determine the exercise prices of past options granted. Based upon these criteria, at December 31, 2001, there were no options which were in-the-money.

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

     In connection with the exercise of certain stock options and the payment of accrued interest on prior loans, Holding has loaned to Mr. Carter the principal sum of $434,362. The loan is evidenced by a secured promissory note dated March 15, 2002 bearing interest at the rate of 4.52% per annum, compounded annually. Principal and all accrued interest thereon is payable on March 14, 2008. The note is secured by a pledge of the Class A Common shares acquired pursuant to Mr. Carter's stock option exercises.

     HydroChem has employment agreements with Messrs. Noto and Boyd. Each of these agreements renews automatically on an annual basis unless either HydroChem or the employee gives 30 days notice to the contrary. The current annual base compensation under these agreements for Messrs. Noto and Boyd is $210,000 and $165,000, respectively. Such amounts are subject to review and may be increased periodically at the discretion of HydroChem. For Mr. Noto, bonuses are also payable at the sole discretion of HydroChem. Mr. Boyd's agreement provided a performance bonus for 1999 of up to 50% of his base compensation. Mr. Boyd's agreement also provided for an award under HydroChem's Deferred Plan, as defined below, of $80,000 in 1999 and an amount in 2000 equal to at least 100% of Mr. Boyd's performance bonus for 1999. If HydroChem terminates the employment of Messrs. Noto or Boyd without cause, as defined in their respective agreements, then such individual is entitled to a continuation of his then current base compensation for 12 months. Each of the agreements for Messrs. Noto and Boyd contain covenants not to compete and other customary restrictions

     The Company and Mr. Ruiz are parties to a Supplemental Confidentiality and Proprietary Information Agreement with Provision for Severance Benefit dated as of April 1, 2000. Among other things, this Agreement provides that if HydroChem terminates the employment of Mr. Ruiz without cause as therein defined, then he is entitled to a continuation of his then current base compensation for six months.

Deferred Bonus Plan

     Effective May 1, 1999, the Company adopted a deferred bonus plan (the "Deferred Plan"). Awards under the Deferred Plan may be granted to a select group of management employees as determined by the Board of Directors. Subject to continuing employment, each participant upon receiving an initial award under the Deferred Plan in any given year is guaranteed an additional award in the following year, equal to at least one half of that person's discretionary cash bonus for the prior year. Awards under the Deferred Plan vest in equal annual installments on the first four anniversary dates of the award. Awards also become fully vested if the participant dies, becomes disabled, or is terminated without cause within one year after a change of control (an "Acceleration Event"). Generally, the vested portion of any award is payable with interest either four years from the date of grant or, at the option of the participant, seven years after the date of the grant. Awards are also payable upon the occurrence of an Acceleration Event. In most cases, the interest on any award is at one of two specified rates. The lower of the two rates applies if the payment is made after four years after the date of grant. The higher rate applies if the participant elects to defer payment until seven years after the date of grant or if there is an Acceleration Event.

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

     The following table sets forth certain information known to the Company with respect to beneficial ownership of Holding's equity securities (rounded to the nearest share) by (i) each director; (ii) each Named Executive Officer; (iii) all executive officers and directors of the Company as a group; and (iv) each stockholder known by the Company to be the beneficial owner of more than five percent of any class of voting securities of Holding. Such information is presented as of February 28, 2002.

                                      Class A Common         Class B Common       Series A Preferred
                                    --------------------   --------------------   --------------------
                                     No. of       % of      No. of       % of      No. of       % of
              Name                   Shares      Class      Shares      Class      Shares       Class
---------------------------------   ----------   -------   ----------   -------   ----------    -------
Executive Officers and
Directors:
B. Tom Carter, Jr. (1) ........       462,754      36.5%          -         -       360,993       7.2%
   900 Georgia Avenue
   Deer Park, Texas 77536
Robert B. Crates ..............           -          -            -         -           -          -
Carl L. Blonkvist..............        30,000       2.4%       30,000       *           -          -
Gary D. Noto (2) (3) ..........        38,079       3.0%          880       *        31,488        *
Donovan W. Boyd (4)............        10,000        *            -         -           -          -
Michael P. Steindler...........             -        -            -         -           -          -
R. Dwane Ruiz (5)..............         8,150        *            -         -           -          -
All directors and executive
officers as a group
 (11 persons) (2) (6)..........       640,710      47.0%       32,420       *       447,584       9.0%

Other Principal Stockholders:
LKCM Venture Partners I Ltd. ..       673,993      53.1%          -         -     2,100,628      42.0%
   301 Commerce Street,
   Suite 1600
   Fort Worth, Texas 76102
Citicorp Venture Capital, Ltd.(2)   2,818,510      69.0%    2,818,510     71.8%   1,250,861      25.0%
   399 Park Avenue
   New York, New York 10043
BT Capital Partners, Inc. (2) .       705,154      35.7%      705,154     18.0%     793,959      15.9%
   280 Park Avenue (32W)
   New York, New York 10017
World Equity Partners, L.P. (7)       496,623      28.1%          -         -           -          -
   399 Park Avenue
   New York, New York 10043
Heller Financial, Inc.(8) .....       310,390      19.7%            -       -           -          -
   500 West Monroe Street
   Chicago, Illinois 60661
HES Management, Inc. ..........       102,650       8.1%          -         -       360,993       7.2%
   5956 Sherry Lane, Suite 930
   Dallas, Texas 75225
Thomas F. McWilliams (2) (9)...        67,343       5.0%       67,343      1.7%      33,871        *
   c/o Citicorp Venture Capital, Ltd.
   399 Park Avenue
   New York, New York 10043

__________
*     Less than one percent.

(1) Includes 102,650 shares of Class A Common and 360,993 shares of Series A Preferred held in the name of HES Management, Inc., of which Mr. Carter, as a sole stockholder, may be deemed the beneficial owner.

(2) Includes a number of shares of Class A Common that the stockholder may acquire upon the conversion of shares of Class B Common on a 1-for-1 basis.

(3) Includes 19,500 shares of Class A Common that Mr. Noto may acquire upon the exercise of stock options within 60 days of February 28, 2002.

(4) Represents 10,000 shares of Class A Common that Mr. Boyd may acquire upon exercise of stock options within 60 days of February 28, 2002.

(5) Represents 8,150 shares of Class A Common Stock that Mr. Ruiz may acquire upon exercise of stock options within 60 days of February 28, 2002.

(6) Includes 62,650 shares of Class A Common that may be acquired upon the exercise of stock options within 60 days of February 28, 2002, and 32,420 shares of Class A Common that may be acquired upon the conversion of shares of Class B Common on a 1-for-1 basis.

(7) Represents 496,623 shares of Class A Common that World Equity Partners, L.P. may purchase upon the exercise of a warrant within 60 days of February 28, 2002.

(8) Represents 310,390 shares of Class C Common that Heller Financial, Inc. may purchase upon the exercise of a warrant within 60 days of February 28, 2002. Heller Financial, Inc. may acquire 310,390 shares of Class A Common within 60 days of February 28, 2002, upon exercise of its right to convert all of its shares of Class C Common into Class A Common on a 1-for-1 basis.

(9) Represents 56,393 shares of Class B Common held in the name of Alchemy, L.P., of which Mr. McWilliams, as the sole general partner, may be deemed the beneficial owner, and 10,950 shares of Class B Common and 33,871 shares of Series A Preferred held in the name of the Thomas F. McWilliams Flint Trust of which Mr. McWilliams, as the sole beneficiary of such trust, may be deemed the beneficial owner.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the exercise of certain stock options and the payment of accrued interest on prior loans, Holding has loaned to Mr. Carter the principal sum of $434,362. The loan is evidenced by a secured promissory note dated March 15, 2002 bearing interest at the rate of 4.52% per annum, compounded annually. Principal and all accrued interest thereon is payable on March 14, 2008. The note is secured by a pledge of the Class A Common shares acquired pursuant to Mr. Carter's stock option exercises.

Part IV.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1. See the Index to Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data."

        2. Financial Statement Schedules.

           Schedule II        Valuation and Qualifying Accounts            S-1

                                 SCHEDULE II

                      Valuation and Qualifying Accounts

                                                      Additions
                                               ------------------------
                                                Charged         Charged
                                 Balance at     to Costs        to Other                      Balance at
                                 Beginning        and          Accounts-       Deductions      End of
                                 of Period      Expenses       Describe         Describe       Period
                                 ---------      --------       --------         --------       ------
                                                            (In thousands)

Year Ended December 31, 1999
Reserves and allowances
deducted from asset accounts:
Allowance for doubtful
accounts receivable...........    $ 536          $  85          $  59(1)        $   9(2)       $ 671

Year Ended December 31, 2000
Reserves and allowances
deducted from asset accounts:
Allowance for doubtful
accounts receivable...........    $ 671          $ 549          $   -           $ 497(2)        $ 723

Year Ended December 31, 2001
Reserves and allowances
deducted from asset accounts:
Allowance for doubtful
accounts receivable...........    $ 723          $ (11)         $   -           $ 432(2)        $ 280

(1) Added in connection with the acquisition of Lansco.
(2) Uncollectible accounts receivable written off, net of recoveries.

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

        10.7 Secured Promissory Note dated March 15, 2001 from B. Tom Carter, Jr. to HydroChem Holding, Inc. (Filed herewith.)

        10.8     Pledge  Agreement  dated   March  15,  2002   between  B.  Tom
                 Carter, Jr. and HydroChem  Holding,  Inc. (Filed herewith.)

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

        10.14 Second Amendment to Employment Agreement dated as of January 17, 2001 to Employment Agreement dated as of September 26, 1997 between HydroChem Industrial Services and Donovan W. Boyd. (Exhibit 10.13 to the Company's Form 10-K, filed March 21, 2001, is hereby incorporated by reference.)

        10.15 Supplemental Confidentiality and Proprietary Information Agreement with Provision for Severance Benefit dated as of April 1, 2000 between HydroChem Industrial Services, Inc. and Dwane Ruiz. (Filed herewith.)

        10.16 Letter Agreement regarding termination of employment dated March 27, 2002 between HydroChem Industrial Services, Inc. and Pelham H. A. Smith. (Filed herewith.)

        10.17    Letter Agreement regarding employment dated January  28, 2002
                 between  HydroChem  Industrial  Services,  Inc.  and   Kelvin
                 Collard.(Filed herewith.)

        10.18 Finance Agreement dated October 25, 2001 among HydroChem Industrial Services, Inc., HydroChem Holding, Inc. HydroChem International, Inc. HydroChem Industrial Cleaning, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender. (Exhibit 10.25 to the Company's Form 10-Q, filed November 8, 2001, is hereby incorporated by reference.)

        10.19 First Amendment dated as of November 30, 2001 to Finance Agreement dated October 25, 2001 among HydroChem Industrial Services, Inc., HydroChem Holding, Inc., HydroChem International, Inc, HydroChem Industrial Cleaning, Inc., and The CIT Group/Business Credit, Inc. as Agent and Lender. (Filed herewith.)

        10.20 Second Amendment dated as of January 31, 2002 to Finance Agreement dated October 25, 2001 among HydroChem Industrial Services, Inc., HydroChem Holding, Inc., HydroChem International, Inc., HydroChem Industrial Cleaning, Inc., The CIT Group/Business Credit, Inc., as Agent and Lender, and the other Lender parties thereto. (Filed herewith.)


  (b)   Reports on Form 8-K.

     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2002.


                                    HYDROCHEM INDUSTRIAL SERVICES, INC.


                                    By:   /s/ Kelvin R. Collard
                                          ---------------------
                                          Kelvin R. Collard, Vice President
                                          and Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March 2002.



        Name:                       Capacities:



     /s/ B. Tom Carter, Jr.
     ----------------------
       B. Tom Carter, Jr.           Chairman of the Board and
                                    Chief Executive Officer



     /s/ Kelvin R. Collard
     ---------------------
       Kelvin R. Collard            Vice President and
                                    Chief Financial Officer



     /s/ Patricia K. Burns
     ---------------------
       Patricia K. Burns            Vice President and Corporate Controller



     /s/ Robert B. Crates
     --------------------
       Robert B. Crates             Director



     /s/ Carl L. Blonkvist
     ---------------------
       Carl L. Blonkvist            Director

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2002.


                                    HYDROCHEM INTERNATIONAL, INC.

                                    By:   /s/ Kelvin R. Collard
                                          ---------------------
                                          Kelvin R. Collard, Vice President
                                          and Chief Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March 2002.



        Name:                       Capacities:



     /s/ B. Tom Carter, Jr.
     ----------------------
       B. Tom Carter, Jr.           Chairman of the Board and
                                    Chief Executive Officer



     /s/ Kelvin R. Collard
     ---------------------
       Kelvin R. Collard            Vice President and
                                    Chief Financial Officer



     /s/ Patricia K. Burns
     ---------------------
       Patricia K. Burns            Vice President and Corporate Controller



     /s/ Robert B. Crates
     --------------------
       Robert B. Crates             Director



     /s/ Carl L. Blonkvist
     ---------------------
       Carl L. Blonkvist            Director

                                   EXHIBIT INDEX



      10.7 Secured Promissory Note dated March 15, 2002 from B. Tom Carter, Jr. to Hydrochem Holding, Inc.

      10.8 Pledge Agreement dated March 15, 2002 from B. Tom Carter, Jr. to Hydrochem Holding, Inc.

      10.15 Supplemental Confidentiality and Proprietary Information Agreement with Provision for Severance Benefit dated as of April 1, 2000 between HydroChem Industrial Services, Inc. and Dwane Ruiz.

      10.16         Letter  Agreement  regarding  termination  of  employment
                    dated   March  27,  2002   between  HydroChem  Industrial
                    Services, Inc. and Pelham H. A. Smith.

      10.17 Letter Agreement regarding employment dated January 28, 2002 between HydroChem Industrial Services, Inc. and Kelvin Collard.

      10.19 First Amendment dated as of November 30, 2001 to Finance Agreement dated October 25, 2001 among HydroChem Industrial Services, Inc., HydroChem Holding, Inc., HydroChem International, Inc, HydroChem Industrial Cleaning, Inc., and The CIT Group/Business Credit, Inc. as Agent and Lender.

      10.20 Second Amendment dated as of January 31, 2002 to Finance Agreement dated October 25, 2001 among HydroChem Industrial Services, Inc., HydroChem Holding, Inc., HydroChem International, Inc., HydroChem Industrial Cleaning, Inc., The CIT Group/Business Credit, Inc., as Agent and Lender, and the other Lender parties thereto.