Form 10-Q
period 2002-03-31
HYDROCHEM INDUSTRIAL SERVICES INC; HYDROCHEM INTERNATIONAL INC
filed 2002-05-03
CIK 1044607, 1044608

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                  FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 For the Quarterly Period ended March 31, 2002

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

                                    Yes X       No


     The number of shares of Common Stock of the Registrant outstanding on May 1, 2002 was 100 shares. The Registrant's Common Stock is not registered under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

     ---------------------------------------------------------------------------

     * HydroChem International, Inc., a wholly-owned subsidiary of HydroChem Industrial Services, Inc., is a Co-Registrant. It is incorporated under the laws of the State of Delaware. Its I.R.S. Employer Identification Number is 75-2512100.

                                TABLE OF CONTENTS


Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 2001 and
                      March 31, 2002 (unaudited).....................................................      3

                  Consolidated Statements of Operations for the three
                      months ended March 31, 2001 and 2002 (unaudited)...............................      4

                  Consolidated Statement of Stockholder's Equity for the three
                      months ended March 31, 2002 (unaudited)........................................      5

                  Consolidated Statements of Cash Flows for the three
                      months ended March 31, 2001 and 2002 (unaudited)...............................      6

                  Notes to Consolidated Financial Statements (unaudited).............................      7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations......................................................     12

Part II.      Other Information

         Item 1.  Legal Proceedings..................................................................     16

         Item 6.  Exhibits and Reports on Form 8-K...................................................     16

Signatures...........................................................................................     19

Exhibit Index........................................................................................     20

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                     December 31,      March 31,
                                                                         2001            2002
                                                                         ----            ----
                                     ASSETS
     Current assets:
         Cash and cash equivalents ................................   $   7,943    $     502
         Receivables, less allowance of $280 and $311, respectively      30,589       39,807
         Inventories ..............................................       4,119        3,651
         Prepaid expenses and other current assets ................       2,566        5,272
         Income taxes receivable ..................................         652          695
         Deferred income taxes ....................................       3,042        2,892
                                                                      ---------    ---------
              Total current assets ................................      48,911       52,819

     Property and equipment, at cost ..............................     103,438      102,690
         Accumulated depreciation .................................     (62,411)     (63,851)
                                                                      ---------    ---------
                                                                         41,027       38,839

     Intangible assets, net .......................................      91,697       91,410
                                                                      ---------    ---------

              Total assets ........................................   $ 181,635    $ 183,068
                                                                      =========    =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
     Current liabilities:
         Accounts payable .........................................   $   7,065    $   9,912
         Accrued liabilities ......................................      15,404       11,945
         Current portion of long-term debt (Note 3) ...............       4,286        4,286
                                                                      ---------    ---------
              Total current liabilities ...........................      26,755       26,143

     Long-term debt (Note 3) ......................................     135,714      135,740
     Deferred income taxes ........................................       7,440        8,133
     Commitments and contingencies (Note 7)

     Stockholder's equity:
         Common stock, $.01 par value:
              1,000 shares authorized, 100 shares outstanding .....           1            1
         Additional paid-in capital ...............................      16,558       16,558
         Retained deficit .........................................      (4,833)      (3,507)
                                                                      ---------    ---------
         Total stockholder's equity ...............................      11,726       13,052
                                                                      ---------    ---------

              Total liabilities and stockholder's equity ..........   $ 181,635    $ 183,068
                                                                      =========    =========



                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                            Three months ended
                                                                 March 31,
                                                                 ---------
                                                             2001         2002
                                                             ----         ----
Revenue ..............................................      $59,390      $56,800
Cost of revenue ......................................       37,331       35,841
                                                            -------      -------
      Gross profit ...................................       22,059       20,959

Selling, general and administrative expense ..........       13,457       12,457
Depreciation .........................................        2,701        2,676
Amortization of intangibles (Note 2) .................          995          158
                                                            -------      -------
      Operating income ...............................        4,906        5,668

Other expense:
      Interest expense, net ..........................        3,930        3,420
      Other expense, net .............................            5           79
                                                            -------      -------

Income before taxes ..................................          971        2,169

      Income tax expense (Note 5) ....................          495          843
                                                            -------      -------

Net income ...........................................      $   476      $ 1,326
                                                            =======      =======
















                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (in thousands)


                                                    Additional
                                          Common     Paid-in         Retained
                                          Stock      Capital          Deficit       Total
                                          -----      -------         --------       -----
Balance at December 31, 2001 .......   $      1      $ 16,558      $(4,833)       $ 11,726

    Net income .....................          -             -        1,326           1,326
                                       --------      --------      -------         -------

Balance at March 31, 2002 ..........   $      1      $ 16,558      $(3,507)       $ 13,052
                                        =======       =======       ======         =======




















                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Three months ended
                                                                                     March 31,
                                                                              2001             2002
                                                                           ---------         --------
Operating activities:
     Net income........................................................     $   476         $ 1,326
     Adjustments to reconcile net income
         to net cash used in operating activities:
         Depreciation..................................................       2,701           2,676
         Amortization..................................................         995             158
         Amortization of deferred financing costs......................         195             129
         Deferred income tax provision.................................         495             843
         Loss on sale of property and equipment........................           -              72
     Changes in operating assets and liabilities:
         Receivables, net..............................................      (7,037)         (9,218)
         Inventories...................................................          76             468
         Prepaid expenses and other current assets.....................        (696)         (2,706)
         Income taxes receivable.......................................         249             (43)
         Accounts payable..............................................       2,232           2,847
         Accrued liabilities...........................................      (4,389)         (3,459)
                                                                            -------         -------
              Net cash used in operating activities....................      (4,703)         (6,907)
                                                                            -------         -------

Investing activities:
     Expenditures for property and equipment...........................      (1,740)           (823)
     Proceeds from sale of property and equipment......................         309             263
                                                                            -------         -------
              Net cash used in investing activities....................      (1,431)           (560)
                                                                            -------         -------

Financing activities:
     Proceeds from revolver............................................       2,000           1,250
     Repayments of long-term debt, net.................................      (1,293)         (1,224)
                                                                            -------         -------
              Net cash provided by financing activities................         707              26
                                                                            -------         -------

Net decrease in cash...................................................      (5,427)         (7,441)
Cash at beginning of period............................................       6,380           7,943
                                                                            -------         -------

Cash at end of period..................................................     $   953         $   502
                                                                            =======         =======





                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


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

         The accompanying unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of the interim periods. Operating results for the three month interim period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.   Adoption of New Accounting Principle

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) SFAS No. 142, "Goodwill and Other Intangible Assets" (the Statement), effective for fiscal years beginning after December 15, 2001. Under these new rules, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. Application of the non-amortization provisions of the Statement resulted in an increase in net income of $649,000 for the three months ended March 31, 2002. During the second quarter of 2002, the Company will complete the first of the required impairment tests of goodwill and on assets with indefinite lives as of January 1, 2002. Management has not yet determined what the effect of these tests will be on the Company's earnings and financial position.

         Pro forma results for the three months ended March 31, 2001, assuming the discontinuation of amortization for goodwill and intangible assets with indefinite lives, are shown below (in thousands):

                Reported net income...................  $    476
                Amortization, net of taxes............       649
                                                             ---
                Adjusted net income...................  $  1,125
                                                        ========

         Intangible assets as of December 31, 2001 and March 31, 2002 consist of the following (in thousands):

                                               2001                        2002
                                      ----------------------     ----------------------
                                      Gross Book    Net Book      Gross Book   Net Book
                                         Value        Value          Value       Value
                                         -----        -----          -----       -----

    Deferred financing costs..        $  5,127      $  2,777      $  5,127     $  2,648
    Other intangibles.........          14,759         9,418        14,759        9,260
    Goodwill .................          92,116        79,502        92,116       79,502
                                        ------        ------        ------       ------
       Total .................        $112,002      $ 91,697      $112,002     $ 91,410
                                      ========      ========      ========     ========

3.   Long-term Debt

         Long-term debt at December 31, 2001 and March 31, 2002 consisted of the following (in thousands):

                                                      2001         2002
                                                      ----         ----
        Subordinated Notes ......................   $ 110,000    $ 110,000
        Machinery and Equipment Loan ............      24,250       23,384
        Real Estate Loan ........................       5,750        5,392
        Revolver ................................           -        1,250
                                                        -----        -----
           Total long-term debt .................     140,000      140,026
           Less current portion of long-term debt      (4,286)      (4,286)
                                                       ------       ------
                                                    $ 135,714    $ 135,740
                                                     ========     ========

4.   Restructuring Charge

         As of March 31, 2002, accruals of $588,000 remain relating to the restructuring charge recorded in 2001. These accruals relate primarily to severance and benefits, which will be paid out during 2002, and redundant facilities costs, which will be paid over the respective remaining lease terms.

5.   Income Taxes

         The Company files a consolidated tax return with Holding. The Company's effective income tax rate for the interim periods presented is based on management's estimate of the Company's effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences.

6.   Guarantor Information

         Condensed consolidating financial information for HydroChem is as follows (in thousands):

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                  As of December 31, 2001
                                                                  -----------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Assets:
  Receivables...........................       $ 30,127      $  462    $  --       $    --            $ 30,589
  Other current assets .................         13,929       3,748      645            --              18,322
                                                 ------       -----      ---                            ------
   Total current assets.................         44,056       4,210      645            --              48,911

  Property and equipment, net...........         40,793         101      133            --              41,027
  Intangible assets, net................         91,630          67       --            --              91,697
  Investments...........................          1,102          --       --        (1,102)                 --
                                                  -----      ------      ---        ------             -------
   Total assets.........................       $177,581      $4,378    $ 778       $(1,102)           $181,635
                                                =======       =====     ====        ======             =======

Liabilities and Equity:
  Current liabilities...................         26,454         282       19            --              26,755

  Long-term debt........................        135,714          --       --            --             135,714
  Deferred income taxes.................          7,440          --       --            --               7,440
  Stockholder's equity..................          7,973       4,096      759        (1,102)             11,726
                                                 ------       -----      ---        ------              ------
   Total liabilities and equity.........       $177,581      $4,378    $ 778       $(1,102)           $181,635
                                                =======       =====     ====        ======             =======

                                                                    As of March 31, 2002
                                                                  -----------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Assets:
  Receivables...........................       $ 38,912      $  895    $  --       $    --            $ 39,807
  Other current assets .................          8,632       3,635      745            --              13,012
                                                 ------       -----      ---                            ------
   Total current assets.................         47,544       4,530      745            --              52,819

  Property and equipment, net...........         38,748          91       --            --              38,839
  Intangible assets, net................         91,349          61       --            --              91,410
  Investments...........................          1,102          --       --        (1,102)                 --
                                                  -----       -----      ---         -----              ------
   Total assets.........................       $178,743      $4,682    $ 745       $(1,102)           $183,068
                                               ========      ======    =====       =======            ========

Liabilities and Stockholder's Equity:
  Current liabilities...................         25,730         413       --            --              26,143

  Long-term debt........................        135,740          --       --            --             135,740
  Deferred income taxes.................          8,133          --       --            --               8,133
  Stockholder's equity..................          9,140       4,269      745        (1,102)             13,052
                                                 ------       -----      ---        ------              ------
   Total liabilities and equity.........       $178,743      $4,682    $ 745       $(1,102)           $183,068
                                               ========      ======    =====       =======            ========

                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                              Three months ended March 31, 2001
                                                            -------------------------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Revenue.................................       $58,032       $1,229    $  129      $    -             $59,390
Cost of revenue.........................        36,320          909       102           -              37,331
                                                ------          ---       ---                          ------
   Gross profit.........................        21,712          320        27           -              22,059
Selling, general and administrative expense     12,786          611        60           -              13,457
Depreciation............................         2,678           18         5           -               2,701
Amortization of intangibles.............           995            -         -           -                 995
                                                   ---          ---       ---         ---                 ---
   Operating income.....................         5,253         (309)      (38)          -               4,906
Interest and other expense, net.........         3,927            8         -           -               3,935
                                                 -----            -                                     -----
   Income (loss) before taxes...........         1,326         (317)      (38)          -                 971
Income tax expense......................           495            -         -           -                 495
                                                   ---          ---       ---         ---                 ---
   Net income (loss)....................       $   831       $ (317)   $  (38)     $    -             $   476
                                                ======        =====     =====        ====              ======


                                                              Three months ended March 31, 2002
                                                            -------------------------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Revenue.................................       $55,874       $  927    $   (1)     $    -             $56,800
Cost of revenue.........................        35,183          647        11           -              35,841
                                                ------          ---       ---                          ------
   Gross profit.........................        20,691          280       (12)          -              20,959
Selling, general and administrative expense     12,369           86         2           -              12,457
Depreciation............................         2,665           11         -           -               2,676
Amortization of intangibles.............           152            6         -           -                 158
                                                   ---          ---       ---         ---                 ---
   Operating income.....................         5,505          177       (14)          -               5,668
Interest and other expense, net.........         3,496            3         -           -               3,499
                                                 -----            -                                     -----
   Income (loss) before taxes...........         2,009          174       (14)          -               2,169
Income tax expense......................           843            -         -           -                 843
                                                   ---          ---       ---         ---                 ---
   Net income (loss)....................       $ 1,166       $  174    $  (14)     $    -             $ 1,326
                                                ======        =====     =====        ====              ======

                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                              Three months ended March 31, 2001
                                                            -------------------------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Net cash used in operating activities...       $(4,510)     $(135)     $    (3)    $    -             $(4,703)

Capital expenditures....................        (1,712)       (28)           -          -              (1,740)
Other investing activities..............           309          -            -          -                 309
                                                  ----                                                   ----
Net cash used in investing
  activities............................        (1,403)       (28)           -          -              (1,431)

Net cash provided by financing
  activities............................           707          -            -          -                 707
                                                  ----       ----         ----       ----                ----

Net (decrease) in cash..................       $(5,206)     $(218)     $    (3)    $    -             $(5,427)
                                                ======       ====       ======      =====              ======

                                                              Three months ended March 31, 2002
                                                            -------------------------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Net cash provided by (used in)
  operating activities..................       $(6,929)      $149      $(127)      $ -                $(6,907)

Capital expenditures....................          (956)         -        133         -                   (823)
Other investing activities..............           263          -          -         -                    263
                                                   ---                                                    ---
Net cash provided by (used in)
  investing..... .......................          (693)         -        133         -                   (560)

Net cash provided by financing
  activities............................            26          -          -         -                     26
                                                ------                                                 ------

Net increase (decrease) in cash.........       $(7,596)      $149      $   6       $ -                $(7,441)
                                                ======        ===       ====        ==                 ======


7.   Commitments and Contingencies

         The Company is a defendant in various lawsuits arising in the normal course of business and certain other lawsuits. Substantially all of these suits are being defended by the Company's insurance carriers. Management believes that any material contingent liability associated with this litigation will not exceed the limits of applicable insurance policies. While the results of litigation cannot be predicted with certainty, management believes adequate provision has been made for all of the foregoing claims and the final outcome of any pending litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

     For supplemental information, it is suggested that "Management's Discussion and Analysis of Financial Condition and Results of Operations" be read in conjunction with the corresponding sections included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Form 10-K also includes the Company's Consolidated Financial Statements and the Notes thereto for certain prior periods, as well as other relevant financial and operating information.

Critical Accounting Policies

     The discussion and analysis of the Company's financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates these estimates, including those related to self-insurance reserves and the allowance for doubtful accounts receivable. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

                                                      Three months ended
                                                           March 31,
                                                         -------------
                                                       2001           2002
                                                       ----           ----
    Revenue..................................         100.0%         100.0%
    Cost of revenue..........................          62.9           63.1
                                                       ----           ----
          Gross profit.......................          37.1           36.9
    SG&A expense.............................          22.7           21.9
    Depreciation.............................           4.5            4.7
    Amortization.............................           1.7            0.3
                                                        ---            ---
          Operating income...................           8.2           10.0
    Other expense:
          Interest expense, net..............           6.6            6.0
          Other expense, net.................             -            0.2
                                                       ----           ----
    Income before taxes......................           1.6            3.8
          Income tax expense.................           0.8            1.5
                                                       ----           ----
    Net income...............................           0.8%           2.3%
                                                       ====           ====

    EBITDA (1)...............................          14.5%          15.0%
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

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001
-------------------------------------------------------------------------------

     Revenue. The Company's revenue by service line for the three months ended March 31, 2001 and 2002 is set forth in the following table (in thousands):

                                    Three Months ended March 31,
                               ---------------------------------------
                                 2001       %         2002       %
                                 ----       -         ----       -
     Hydroblasting            $ 25,542    43.0     $ 21,825    38.4
     Chemical cleaning          13,727    23.1       14,840    26.1
     Industrial vacuuming       13,088    22.0       15,496    27.3
     Tank cleaning               3,173     5.4        3,505     6.2
     Other                       3,861     6.5        1,134     2.0
                                 -----     ---        -----     ---
          Total               $ 59,391   100.0     $ 56,800   100.0
                               =======   =====      =======   =====

     Revenue decreased $2.6 million, or 4.4%, for the three months ended March 31, 2002, compared to the prior year period. This decrease resulted primarily from lower hydroblasting and other revenues, which was partially offset by higher industrial vacuuming and chemical cleaning revenues. Hydroblasting revenue declined by $3.7 million primarily due to decreased maintenance activities with chemical and refining industry customers, who are continuing to experience depressed margins. Other revenue for the first quarter of 2002 was lower by $2.7 million compared to the first quarter of 2001 because the Company began using sub-contractors to provide mechanical services to its customers instead of performing these services directly. Industrial vacuuming revenues increased by $2.4 million resulting from new customer contracts and an increase in services to existing customers. Chemical cleaning revenues increased by $1.1 million due to project work, primarily relating to plant pre-commissioning and boiler cleanings.

     Gross profit. Gross profit decreased $1.1 million, or 5.0%, to $21.0 million in 2002 from $22.1 million in the prior year period. Cost of revenue decreased $1.5 million, or 4.0%, to $35.8 million in 2002 from $37.3 million in the prior year period. A reduction in compensation expenses, associated with a cost reduction program implemented in the fourth quarter of 2001, was offset by higher equipment lease costs due to additional vacuum trucks placed in service. Accordingly, gross profit margin remained relatively unchanged at 36.9% as compared to 37.1% in the prior year period.

     SG&A expense. SG&A expense decreased $1.0 million, or 7.4%, to $12.5 million in 2002 from $13.5 million in the prior year period. The decrease reflected lower compensation and facility expenses resulting from the cost reduction program.

     EBITDA. EBITDA remained relatively unchanged at $8.5 million in 2002 as compared to $8.6 million in the prior year period. The cost reduction program offset the impact on EBITDA of the revenue decrease from the prior year period.

     Depreciation. Depreciation expense remained unchanged at $2.7 million in both the current and the prior year period.

     Amortization. Amortization expense decreased $837,000, or 84.1%, to $158,000 in 2002 from $995,000 in the prior year period. This decrease is due to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets". Under this new accounting policy, goodwill is no longer amortized but instead is periodically reviewed for impairment. During the second quarter of 2002, the Company will complete the first of the required impairment tests of goodwill and on assets with indefinite lives as of January 1, 2002. Management has not yet determined what the effect of these tests will be on the Company's earnings and financial position.

     Operating income. A decrease in SG&A and amortization expense, partially offset by a reduction in gross margin, resulted in an increase in operating income of $762,000, or 15.5%, to $5.7 million in 2002 from $4.9 million in the prior year period.

     Interest expense, net. Interest expense, net decreased $510,000, or 13.0%, to $3.4 million in 2002 from $3.9 million in the prior year period. This decrease resulted from an $8.9 million reduction of outstanding debt from the prior year and lower interest rates on floating rate debt.

     Income before taxes. The Company's income before taxes increased $1.2 million to $2.2 million in 2002 compared to $971,000 in the prior year period from higher operating income and a decrease in interest expense.

     Income tax provision. The effective income tax rate decreased in 2002 primarily as a result of the discontinuance of certain goodwill amortization for book purposes, which was previously nondeductible for tax purposes.

     Net income. Due to an increase in operating income and a decrease in interest expense, net, the Company's net income increased $850,000 to $1.3 million in 2002, as compared to $476,000 in the prior year period.

Liquidity and Capital Resources

     The Company has financed its operations through net cash provided by operating activities, existing cash balances, and available credit facilities. On October 25, 2001, the Company entered into a financing agreement with The CIT Group/Business Credit, Inc., the proceeds of which were used for the refinancing of previously existing bank debt. The new credit facility in the amount of $62.5 million consists of (i) a revolving line of credit (the "Revolver") of up to $32.5 million, subject to a borrowing base determined by accounts receivable balances and (ii) two separate term loans in the respective amounts of $24.3 million (the "Machinery and Equipment Loan") and $5.8 million (the "Real Estate Loan").

     As of March 31, 2002, $23.4 million was outstanding under the Machinery and Equipment Loan and $5.4 million was outstanding under the Real Estate Loan. The Company's borrowing base under the Revolver was $32.0 million, of which $3.5 million was reserved for standby letters of credit, principally issued in connection with the Company's property and casualty insurance program. On the same date, there was $1.3 million outstanding under the Revolver and available borrowings of $27.0 million.

     For the three months ended March 31, 2002, net cash used in operations was $6.9 million, reflecting a seasonal increase in accounts receivable and increases in prepaid expenses due to annual insurance premium payments. Net cash used in investing activities was $560,000 for the first quarter of 2002. Expenditures for property and equipment for the three months ended March 31, 2002 were $823,000. The value of new vacuum trucks and light vehicles leased during the three months ended March 31, 2002 was $434,000. The capital expenditure budget and the value of equipment to be placed in service from operating leases for 2002 are $3.8 million and $4.6 million respectively.

     Management believes that cash and cash equivalents at March 31, 2002, net cash expected to be provided by operating activities, and borrowings, if necessary, under the Revolver will be sufficient to meet the Company's cash requirements for operations and expenditures for property and equipment for the next twelve months and the foreseeable future thereafter. From time to time, the Company reviews acquisition opportunities as they arise, and may require additional financing if it decides to make additional acquisitions. However, there can be no assurance if such acquisition opportunities arise, that such acquisitions will be consummated, or there will be financing available and on terms satisfactory to the Company.

Part II.  Other Information

    Item 1.Legal Proceedings

     There have been no material changes to the proceedings previously reported in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

    Item 6.  Exhibits and Reports on Form 8-K
    (a)      Exhibits

      Exhibit
      Number          Description
      ------          -----------
         3.1          Certificate  of  Incorporation  of   HydroChem  Industrial
                      Services, Inc. as  amended.  (Exhibit 3.1 to the Company's
                      Registration Statementon Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

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

         10.3 First Amendment to Deferred Bonus Pla n of HydroChem Industrial Services, Inc. dated as of May 1, 2000. (Exhibit 10.3 to the Company's Form 10-Q filed August 11, 2000, is hereby incorporated by reference.)

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

         10.7 Fifth Amendment to Employment Agreement dated April 18, 2002 by and among HydroChem Holding, Inc., HydroChem
                      Industrial Services, Inc., and B. Tom Carter, Jr. (Filed herewith.)

         10.8 Secured Promissory Note dated March 15, 2002 from B. Tom Carter, Jr. to HydroChem Holding, Inc. (Exhibit 10.7 to the Company's Form 10-K, filed March 29, 2002, is hereby incorporated by reference.)

         10.9 Pledge Agreement dated March 15, 2002 between B. Tom Carter, Jr. and HydroChem Holding, Inc. (Exhibit 10.8 to the Company's Form 10-K, filed March 29, 2002, is hereby incorporated by reference.)

         10.10 Executive Bonus Plan dated April 18, 2002 for B. Tom Carter, Jr. (Filed herewith.)

         10.11 Employment Agreement dated November 1, 1992 between HydroChem Industrial Services, Inc. and Gary D. Noto. (Exhibit 10.3 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

         10.12 Amendment dated January 27, 1999 to Employment Agreement dated November 1, 1992 between HydroChem Industrial
                      Services,  Inc.  and  Gary  D. Noto.  (Exhibit 10.8 to the
                      Company's Form 10-K, filed March 29, 1999, is hereby incorporated by reference.)

         10.13 Employment Agreement dated November 1, 1992 between HydroChem Industrial Services, Inc. and J. Pat DeBusk. (Exhibit 10.2 to the Company's Registration Statement on Form S-4, filed August 25, 1997, is hereby incorporated by reference.)

         10.14 Employment Agreement dated September 26, 1997 between HydroChem Industrial Services, Inc. and Donovan W. Boyd. (Exhibit 10.10 to the Company's Form 10-K filed March 29, 1999, is hereby incorporated by reference.)

         10.15 First Amendment to Employment Agreement dated as of June 28, 1999 to Employment Agreement dated as of September 26, 1997 between HydroChem Industrial Services Inc. and Donovan W. Boyd. (Exhibit 10.10 to the Company's Form 10-Q filed August 10, 1999, is hereby incorporated by reference.)

         10.16 Second Amendment to Employment Agreement dated as of January 17, 2001 to Employment Agreement dated as of September 26, 1997 between HydroChem Industrial Services and Donovan W. Boyd. (Exhibit 10.13 to the Company's Form 10-K, filed March 21, 2001, is hereby incorporated by reference.)

         10.17 Supplemental Confidentiality and Proprietary Information Agreement with Provision for Severance Benefit dated as of April 1, 2000 between HydroChem Industrial Services, Inc. and Dwane Ruiz. (Exhibit 10.15 to the Company's Form 10-K, filed March 29, 2002, is hereby incorporated by reference.)

         10.18 Letter Agreement regarding termination of employment dated March 27, 2002 between HydroChem Industrial Services, Inc. and Pelham H. A. Smith. (Exhibit 10.16 to the Company's Form 10-K, filed March 29, 2002, is hereby incorporated by reference.)

         10.19 Letter Agreement regarding employment dated January 28, 2002 between HydroChem Industrial Services, Inc. and Kelvin Collard. (Exhibit 10.17 to the Company's Form 10-K, filed March 29, 2002,is hereby incorporated by reference.)

         10.20 Finance Agreement dated October 25, 2001 among HydroChem Industrial Services, Inc., HydroChem Holding, Inc. HydroChem International, Inc., HydroChem Industrial Cleaning, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender. (Exhibit 10.25 to the Company's Form 10-Q, filed November 8, 2001, is hereby incorporated by reference.)

         10.21 First Amendment dated as of November 30, 2001 to Finance Agreement dated October 25, 2001 among HydroChem Industrial Services, Inc., HydroChem Holding, Inc., HydroChem International, Inc, HydroChem Industrial Cleaning, Inc., and The CIT Group/Business Credit, Inc. as Agent and Lender. (Exhibit 10.19 to the Company's Form
                      10-K, filed March 29, 2002, is hereby incorporated by reference.)

         10.22 Second Amendment dated as of January 31, 2002 to Finance Agreement dated October 25, 2001 among HydroChem Industrial Services, Inc., HydroChem Holding, Inc., HydroChem International, Inc., HydroChem Industrial Cleaning, Inc., The CIT Group/Business Credit, Inc., as Agent and Lender, and the other Lender parties thereto. (Exhibit 10.20 to the Company's Form 10-K, filed March 29, 2002, is hereby incorporated by reference.)

    (b)      Reports on Form 8-K.

             None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               HYDROCHEM INDUSTRIAL SERVICES, INC.


   Date: May 3, 2002               By:  /s/ Kelvin R. Collard
                                    ------------------------------------
                                    Kelvin R. Collard, Vice President
                                    and Chief Financial Officer





                               HYDROCHEM INTERNATIONAL, INC.


   Date: May 3, 2002               By:  /s/ Kelvin R. Collard
                                    ------------------------------------
                                    Kelvin R. Collard, Vice President
                                    and Chief Financial Officer

                                  EXHIBIT INDEX



      10.7 Fifth Amendment to Employment Agreement dated April 18, 2002 by and among HydroChem Holding, Inc., HydroChem Industrial Services, Inc., and B. Tom Carter, Jr.


      10.10       Executive Bonus Plan dated April 18, 2002 for B. Tom Carter,
                  Jr.