Form 10-Q
period 2002-06-30
HYDROCHEM INDUSTRIAL SERVICES INC; HYDROCHEM INTERNATIONAL INC
filed 2002-08-09
CIK 1044607, 1044608

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                  FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the Quarterly Period ended June 30, 2002

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

                                    Yes X       No


     The number of shares of Common Stock of the Registrant outstanding on August 1, 2002 was 100 shares. The Registrant's Common Stock is not registered under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

     ---------------------------------------------------------------------------

     * HydroChem International, Inc., a wholly-owned subsidiary of HydroChem Industrial Services, Inc., is a Co-Registrant. It is incorporated under the laws of the State of Delaware. Its I.R.S. Employer Identification Number is 75-2512100.

                                TABLE OF CONTENTS


Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 2001 and
                      June 30, 2002  (unaudited).....................................................      3

                  Consolidated Statements of Operations for the three and six
                      months ended June 30, 2001 and 2002  (unaudited)...............................      4

                  Consolidated Statement of Stockholder's Equity for the six
                      months ended June 30, 2002  (unaudited)........................................      5

                  Consolidated Statements of Cash Flows for the six
                      months ended June 30, 2001 and 2002  (unaudited)...............................      6

                  Notes to Consolidated Financial Statements  (unaudited)............................      7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations......................................................     13

Part II.      Other Information

         Item 1.  Legal Proceedings..................................................................     18

         Item 6.  Exhibits and Reports on Form 8-K...................................................     18

Signatures...........................................................................................     21

Exhibit Index........................................................................................     22

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                     December 31,      June 31,
                                                                         2001            2002
                                                                         ----            ----
                                     ASSETS
     Current assets:
         Cash and cash equivalents ................................   $   7,943    $   3,894
         Receivables, less allowance of $280 and $408, respectively      30,589       35,484
         Inventories ..............................................       4,119        3,516
         Prepaid expenses .........................................         675        2,637
         Other current assets .....................................       1,891        2,881
         Income taxes receivable ..................................         652          691
         Deferred income taxes ....................................       3,042        1,176
                                                                      ---------    ---------
              Total current assets ................................      48,911       50,279

     Property and equipment, at cost ..............................     103,438      101,991
         Accumulated depreciation .................................     (62,411)     (65,280)
                                                                      ---------    ---------
                                                                         41,027       36,711

     Intangible assets, net .......................................      91,697       91,129
                                                                      ---------    ---------

              Total assets ........................................   $ 181,635    $ 178,119
                                                                      =========    =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
     Current liabilities:
         Accounts payable .........................................   $   7,065    $   6,246
         Accrued liabilities ......................................      15,404       15,506
         Current portion of long-term debt (Note 3) ...............       4,286        4,286
                                                                      ---------    ---------
              Total current liabilities ...........................      26,755       26,038

     Long-term debt (Note 3) ......................................     135,714      133,419
     Deferred income taxes ........................................       7,440        5,893
     Commitments and contingencies (Note 7)

     Stockholder's equity:
         Common stock, $.01 par value:
              1,000 shares authorized, 100 shares outstanding .....           1            1
         Additional paid-in capital ...............................      16,558       16,558
         Retained deficit .........................................      (4,833)      (3,790)
                                                                      ---------    ---------
         Total stockholder's equity ...............................      11,726       12,769
                                                                      ---------    ---------

              Total liabilities and stockholder's equity ..........   $ 181,635    $ 178,119
                                                                      =========    =========



                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                     Three months ended          Six months ended
                                                          June 30,                    June 30,
                                                          --------                    --------
                                                       2001       2002             2001      2002
                                                       ----       ----             ----      ----
Revenue ......................................      $ 57,159    $ 51,840        $116,549   $108,640
Cost of revenue ..............................        35,937      33,345          73,268     69,186
                                                    --------    --------        --------   --------
      Gross profit ...........................        21,222      18,495          43,281     39,454

Selling, general and administrative expense ..        13,164      12,655          26,621     25,112
Depreciation .................................         2,719       2,622           5,420      5,298
Amortization of intangibles (Note 2)..........           996         148           1,991        306
                                                    --------    --------        --------   --------
      Operating income .......................         4,343       3,070           9,249      8,738

Other expense:
      Interest expense, net ..................         3,893       3,452           7,823      6,872
      Other, net .............................            15         (26)             20         53
                                                    --------    --------        --------   --------

Income (loss) before taxes ...................           435        (356)          1,406      1,813

      Income tax provision (benefit) (Note 5).           490         (73)            985        770
                                                    --------    --------        --------   --------

Net income (loss) ............................      $    (55)   $   (283)       $    421   $  1,043
                                                    ========    ========        ========   ========
















                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (in thousands)


                                                    Additional
                                          Common     Paid-in         Retained
                                          Stock      Capital          Deficit       Total
                                          -----      -------         --------       -----
Balance at December 31, 2001 .......   $      1      $ 16,558      $(4,833)       $ 11,726

    Net income .....................          -             -        1,043           1,043
                                       --------      --------      -------         -------

Balance at June 30, 2002 ...........   $      1      $ 16,558      $(3,790)       $ 12,769
                                        =======       =======       ======         =======




















                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Six months ended
                                                                                     March 31,
                                                                              2001             2002
                                                                           ---------         --------
Operating activities:
     Net income........................................................     $   421         $ 1,043
     Adjustments to reconcile net income
         to net cash provided by (used in) operating activities:
         Depreciation..................................................       5,420           5,298
         Amortization..................................................       1,991             306
         Amortization of deferred financing costs......................         391             262
         Deferred income tax provision.................................         937             319
         Loss on sale of property and equipment........................          (7)             75
     Changes in operating assets and liabilities:
         Receivables, net..............................................      (7,355)         (4,895)
         Inventories...................................................         348             603
         Prepaid expenses..............................................        (844)         (1,962)
         Other current assets..........................................         324            (990)
         Income taxes receivable.......................................         249             (39)
         Accounts payable..............................................         483            (819)
         Accrued liabilities...........................................      (2,031)            102
                                                                            -------         -------
              Net cash provided by (used in) operating activities......         327            (697)
                                                                            -------         -------

Investing activities:
     Expenditures for property and equipment...........................      (4,239)         (1,426)
     Proceeds from sale of property and equipment......................         333             369
                                                                            -------         -------
              Net cash used in investing activities....................      (3,906)         (1,057)
                                                                            -------         -------

Financing activities:
     Repayments of long-term debt......................................      (2,510)         (2,295)
                                                                            -------         -------
              Net cash provided by financing activities................      (2,510)         (2,295)
                                                                            -------         -------

Net decrease in cash...................................................      (6,089)         (4,049)
Cash at beginning of period............................................       6,380           7,943
                                                                            -------         -------

Cash at end of period..................................................     $   291         $ 3,894
                                                                            =======         =======





                             See accompanying notes.

                       HYDROCHEM INDUSTRIAL SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


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

         The accompanying unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results of the interim periods. Operating results for the six month interim period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.   Adoption of New Accounting Principle

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under these new rules, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their useful lives. Application of the non-amortization provisions of SFAS 142 resulted in a decrease in net loss for the three months ended June 30, 2002 of $649,000 and an increase in net income for the six months ended June 30, 2002 of $1,298,000. During the second quarter of 2002, the Company completed the first of the required impairment tests of goodwill and assets with indefinite lives as of January 1, 2002 and determined that there is no impairment as of January 1, 2002. The Company will continue to perform the required impairment testing on an annual basis during the fourth quarter.

         Pro forma results for the three and six months ended June 30, 2001, assuming the discontinuation of amortization for goodwill and intangible assets with indefinite lives, are shown below (in thousands):

                                                                 Three Months Ended        Six Months Ended
                                                                    June 30, 2001            June 30, 2001
                                                                    -------------            -------------
                 Reported net income (loss)................       $      (55)               $      421
                 Amortization, net of taxes................              649                     1,298
                                                                         ---                     -----
                 Adjusted net income.......................       $      594                $    1,719
                                                                    ========                  ========

         Intangible assets consist of the following (in thousands):

                                                     December 31,                        June 30,
                                                         2001                              2002
                                           -------------------------------    ------------------------------
                                             Gross Book          Net Book        Gross Book         Net Book
                                               Value              Value            Value             Value
                                               -----              -----            -----             -----
      Deferred financing costs ..........  $    5,127        $     2,777       $    5,127        $     2,514
      Other intangibles..................      14,759              9,418           14,759              9,113
      Goodwill ..........................      92,116             79,502           92,116             79,502
                                               ------             ------           ------             ------
           Total ........................  $  112,002        $    91,697       $  112,002        $    91,129
                                             ========          =========         ========          =========

3.   Long-term Debt

         Long-term debt consisted of the following (in thousands):

                                                                               December 31,         June 30,
                                                                                  2001                2002
                                                                                  ----                ----
         Subordinated Notes.................................................  $   110,000        $   110,000
         Machinery and Equipment Loan.......................................       24,250             22,518
         Real Estate Loan...................................................        5,750              5,187
                                                                                    -----              -----
              Total long-term debt..........................................      140,000            137,705
              Less current portion of long-term debt........................       (4,286)            (4,286)
                                                                                   ------             ------
                                                                              $   135,714        $   133,419
                                                                                =========          =========

4.   Restructuring Charge

         As of June 30, 2002, accruals of $318,000 remain relating to the restructuring charge recorded in 2001. These accruals relate primarily to severance, which will be paid during the second half of 2002, and rent for closed facilities, which will be paid over the respective remaining lease terms. During the second quarter of 2002, $170,000 of these accruals, principally for future lease payments, were credited to selling, general & administrative expense due to management's decision to continue an office previously identified for closure.

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

6.   Guarantor Information

         Condensed consolidating financial information for HydroChem is as follows (in thousands):

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                  As of December 31, 2001
                                                                  -----------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Assets:
  Receivables...........................       $ 30,127      $  462    $  --       $    --            $ 30,589
  Other current assets .................         13,929       3,748      645            --              18,322
                                                 ------       -----      ---                            ------
   Total current assets.................         44,056       4,210      645            --              48,911

  Property and equipment, net...........         40,793         101      133            --              41,027
  Intangible assets, net................         91,630          67       --            --              91,697
  Investments...........................          1,102          --       --        (1,102)                 --
                                                  -----      ------      ---        ------             -------
   Total assets.........................       $177,581      $4,378    $ 778       $(1,102)           $181,635
                                                =======       =====     ====        ======             =======

Liabilities and Stockholder's Equity:
  Current liabilities...................       $ 26,454      $  282    $  19       $    --            $ 26,755

  Long-term debt........................        135,714          --       --            --             135,714
  Deferred income taxes.................          7,440          --       --            --               7,440
  Stockholder's equity..................          7,973       4,096      759        (1,102)             11,726
                                                 ------       -----      ---        ------              ------
   Total liabilities and stockholder's
    equity..............................       $177,581      $4,378    $ 778       $(1,102)           $181,635
                                                =======       =====     ====        ======             =======

                                                                    As of June 30, 2002
                                                                  -----------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Assets:
  Receivables...........................       $ 34,941      $  543    $  --       $    --            $ 35,484
  Other current assets .................         10,338       3,717      740            --              14,795
                                                 ------       -----      ---                            ------
   Total current assets.................         45,279       4,260      740            --              50,279

  Property and equipment, net...........         36,625          86       --            --              36,711
  Intangible assets, net................         91,062          67       --            --              91,129
  Investments...........................          1,102          --       --        (1,102)                 --
                                                  -----       -----      ---         -----              ------
   Total assets.........................       $174,068      $4,413    $ 740       $(1,102)           $178,119
                                                =======       =====     ====        ======             =======

Liabilities and Stockholder's Equity:
  Current liabilities...................       $ 25,889      $  149    $  --       $    --            $ 26,038

  Long-term debt........................        133,419          --       --            --             133,419
  Deferred income taxes.................          5,893          --       --            --               5,893
  Stockholder's equity..................          8,867       4,264      740        (1,102)             12,769
                                                 ------       -----      ---        ------              ------
   Total liabilities and stockholder's
    equity..............................       $174,068      $4,413    $ 740       $(1,102)           $178,119
                                               ========      ======    =====       =======            ========

                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                               Three months ended June 30, 2001
                                                            -------------------------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Revenue.................................       $55,075       $1,808    $  276      $    -             $57,159
Cost of revenue.........................        34,630        1,165       142           -              35,937
                                                ------        -----       ---                          ------
   Gross profit.........................        20,445          643       134           -              21,222
Selling, general and administrative expense     12,511          572        81           -              13,164
Depreciation............................         2,697           17         5           -               2,719
Amortization of intangibles.............           996            -         -           -                 996
                                                   ---          ---       ---         ---                 ---
   Operating income.....................         4,241           54        48           -               4,343
Interest and other expense, net.........         3,885           23         -           -               3,908
                                                 -----          ---       ---         ---               -----
   Income before taxes..................           356           31        48           -                 435
Income tax expense......................           490            -         -           -                 490
                                                   ---          ---       ---         ---                 ---
   Net income (loss)....................       $  (134)      $   31    $   48      $    -             $   (55)
                                                ======        =====     =====        ====              ======


                                                              Three months ended June 30, 2002
                                                            -------------------------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Revenue.................................       $51,436       $  404    $    -      $    -             $51,840
Cost of revenue.........................        33,017          325         3           -              33,345
                                                ------          ---       ---                          ------
   Gross profit (loss)..................        18,419           79        (3)          -              18,495
Selling, general and administrative expense     12,548          105         2           -              12,655
Depreciation............................         2,610           12         -           -               2,622
Amortization of intangibles.............           154           (6)        -           -                 148
                                                   ---          ---       ---         ---                 ---
   Operating income (loss)..............         3,107          (32)       (5)          -               3,070
Interest and other (income) expense, net         3,453          (27)        -           -               3,426
                                                 -----          ---        ---        ---               -----
   Loss before taxes....................          (346)          (5)       (5)          -                (356)
Income tax expense......................           (73)           -         -           -                 (73)
                                                   ---          ---       ---         ---                 ---
   Net loss.............................       $  (273)      $   (5)   $   (5)     $    -             $  (283)
                                                ======        =====     =====        ====              ======

                                                                Six months ended June 30, 2001
                                                            -------------------------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Revenue.................................       $113,107       $3,037    $  405      $    -             $116,549
Cost of revenue.........................         70,950        2,074       244           -               73,268
                                                ------         -----       ---                          -------
   Gross profit (loss)..................         42,157          963       161           -               43,281
Selling, general and administrative expense      25,297        1,183       141           -               26,621
Depreciation............................          5,375           35        10           -                5,420
Amortization of intangibles.............          1,991            -         -           -                1,991
                                                   ---         -----       ---         ---                -----
   Operating income (loss)..............          9,494         (255)       10           -                9,249
Interest and other expense, net.........          7,812           31         -           -                7,843
                                                  -----         ----       ---         ---                -----
   Income (loss) before taxes...........          1,682         (286)       10           -                1,406
Income tax expense......................            985            -         -           -                  985
                                                    ---          ---       ---         ---                -----
   Net income (loss)....................       $    697       $ (286)   $   10      $    -             $    421
                                                 ======        =====       ===         ===               ======

                                                                Six months ended June 30, 2002
                                                            -------------------------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Revenue.................................       $107,310       $1,331    $   (1)     $    -             $108,640
Cost of revenue.........................         68,200          972        14           -               69,186
                                                ------         -----       ---                          -------
   Gross profit (loss)..................         39,110          359       (15)          -               39,454
Selling, general and administrative expense      24,917          191         4           -               25,112
Depreciation............................          5,275           23         -           -                5,298
Amortization of intangibles.............            306            -         -           -                  306
                                                   ---         -----       ---         ---                -----
   Operating income (loss)..............          8,612          145       (19)          -                8,738
Interest and other (income) expense, net          6,949          (24)        -           -                6,925
                                                  -----         ----       ---         ---                -----
   Income (loss) before taxes...........          1,663          169       (19)          -                1,813
Income tax expense......................            770            -         -           -                  770
                                                    ---          ---       ---         ---                -----
   Net income (loss)....................       $    893       $  169    $  (19)          -             $  1,043
                                                 ======        =====       ===         ===               ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                Six months ended June 30, 2001
                                                            -------------------------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Net cash provided by (used in)
 operating activities...................       $   445      $(114)     $    (4)    $    -             $   327

Capital expenditures....................        (4,204)       (35)           -          -              (4,239)
Other investing activities..............           333          -            -          -                 333
                                                  ----       ----         ----       ----              ------
Net cash used in investing
  activities............................        (3,871)       (35)           -          -              (3,906)

Net cash used in financing
  activities............................        (2,510)         -            -          -              (2,510)
                                                  ----       ----         ----       ----              ------

Net decrease in cash....................       $(5,936)     $(149)     $    (4)    $    -             $(6,089)
                                                ======       ====       ======      =====              ======

                                                                Six months ended June 30, 2002
                                                            -------------------------------------
                                                                 Guarantor                             Total
                                               HydroChem       Subsidiaries        Eliminations     Consolidated
                                               ---------       ------------        ------------     ------------
                                                              Int'l    Other
                                                              -----    -----
Net cash provided by (used in)
  operating activities..................       $  (600)      $ 30      $(127)      $ -                $  (697)

Capital expenditures....................        (1,553)        (6)       133         -                 (1,426)
Other investing activities..............           369          -          -         -                    369
                                                   ---        ---        ---       ---                 ------
Net cash provided by (used in)
  investing activities..................        (1,184)        (6)       133         -                 (1,057)

Net cash used in financing
  activities............................        (2,295)         -          -         -                 (2,295)
                                                ------        ---        ---       ---                 ------

Net increase (decrease) in cash.........       $(4,079)      $ 24      $   6       $ -                $(4,049)
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

8.   Subsequent Event

         Pursuant to the Company's employee medical insurance program, the Company funds payment of approved claims and submits reimbursement requests to its stop loss insurance carrier to the extent any such claims exceed the Company's self insured claim level of $100,000 per person per year. In anticipation of obtaining a reimbursement from the stop loss insurance carrier for amounts over the self insured limit, the Company routinely records receivables from its stop loss insurance carrier for such amounts.

         On July 29, 2002, the Company's stop loss insurance carrier advised that it was denying a $740,000 claim made for amounts paid by the Company on behalf of an employee dependent. Although the Company has just begun to evaluate the denial of this claim and has not yet made any determination on a probable outcome, the Company is disputing the denial of the claim. At June 30, 2002, other current assets includes this $740,000 claim receivable from the stop loss insurance carrier. Subsequent to June 30, 2002, an additional $417,000 has been paid on behalf of this employee dependent.
     Depending upon the result of this evaluation and the resolution of this dispute, the Company may be required in the future to adjust the value of all or a part of the receivable at June 30, 2002 and any future receivable for amounts paid after that date.

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

     Property and casualty insurance reserve. The Company's property and casualty insurance reserves are based upon management's assumptions and estimates regarding the probable outcome of the claims. Should the outcome differ from management's assumptions and estimates or should the insurance carriers become insolvent and unable to cover claims in excess of the Company's deductible, revisions to the estimated reserves for property and casualty insurance would be required.

Results of Operations

     The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations, expressed as a percentage of revenue. There can be no assurance that the trends in operating results will continue in the future.

                                                            Three months ended                 Six months ended
                                                                 June 30,                          June 30,
                                                                 --------                          --------
                                                           2001           2002                2001           2002
                                                           ----           ----                ----           ----
    Revenue..................................             100.0 %        100.0 %             100.0 %        100.0 %
    Cost of revenue..........................              62.9           64.3                62.9           63.7
                                                           ----           ----                ----           ----
          Gross profit.......................              37.1           35.7                37.1           36.3
    SG&A expense.............................              23.0           24.4                22.8           23.1
    Depreciation.............................               4.8            5.1                 4.7            4.9
    Amortization.............................               1.7            0.3                 1.7            0.3
                                                            ---            ---                 ---            ---
          Operating income...................               7.6            5.9                 7.9            8.0
    Other expense:
          Interest expense, net..............               6.8            6.7                 6.7            6.3
          Other, net.........................                 -           (0.1)                  -              -
                                                            ---           ----
    Income (loss) before taxes...............               0.8           (0.7)                1.2            1.7
          Income tax provision (benefit).....               0.9           (0.1)                0.8            0.7
                                                            ---           ----                 ---            ---
    Net income (loss)........................              (0.1)%         (0.6)%               0.4 %          1.0 %
                                                           ====           ====                 ===            ===

    EBITDA (1)...............................              14.1 %         11.3 %              14.3 %         13.2 %
                                                           ====           ====                ====           ====

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

Three months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001
-----------------------------------------------------------------------------
     Revenue. The Company's revenue by service line for the three months ended June 30, 2001 and 2002 is set forth in the following table (in thousands):

                                        Three Months ended June 30,
                                        ---------------------------
                                  2001         %           2002         %
                                  ----         -           ----         -
     Hydroblasting             $ 21,989      38.5        $ 20,805      40.1
     Chemical cleaning           14,879      26.0          14,222      27.4
     Industrial vacuuming        12,659      22.1          12,673      24.5
     Tank cleaning                4,149       7.3           2,929       5.7
     Other                        3,483       6.1           1,211       2.3
                                  -----       ---           -----       ---
          Total                $ 57,159     100.0        $ 51,840     100.0
                                 ======     =====          ======     =====

     Revenue decreased $5.3 million, or 9.3%, for the three months ended June 30, 2002, compared to the prior year period. This decrease resulted from lower revenue in all service lines except industrial vacuuming, which was essentially flat over the prior year period Hydroblasting revenue declined by $1.2 million primarily due to decreased maintenance activities with chemical and refining industry customers who are continuing to experience depressed margins. Tank cleaning revenue declined by $1.2 million, primarily due to a decrease in demand for refined products, resulting in idle tank capacity. Chemical cleaning revenue decreased by $657,000 due to a decline in project work, particularly boiler cleanings. Other revenue for the second quarter of 2002 was lower by $2.3 million compared to the second quarter of 2001 because the Company began using sub-contractors to provide mechanical services to its customers instead of performing these services directly.

     Gross profit. Gross profit decreased $2.7 million, or 12.8%, to $18.5 million in 2002 from $21.2 million in the prior year period. Cost of revenue decreased $2.6 million, or 7.2%, to $33.3 million for 2002 from $35.9 million in the prior year period. Gross profit margin declined 1.4% to 35.7% as compared to 37.1% in the prior year period, primarily due to a decrease in revenue that was not offset by a reduction in certain compensation and equipment costs not directly affected by the decrease in revenue.

     SG&A expense. SG&A expense decreased $509,000, or 3.9%, to $12.7 million in 2002 from $13.2 million in the prior year period. The decrease reflected lower compensation and facility expenses resulting from the cost reduction program implemented in the last quarter of 2001.

     EBITDA. EBITDA decreased $2.2 million, or 27.5%, to $5.8 million in 2002 as compared to $8.1 million in the prior year period. The cost reduction program partially offset the impact on EBITDA of the revenue decrease from the prior year period.

     Depreciation. Depreciation expense remained relatively unchanged at $2.6 million in 2002 as compared to $2.7 million in the prior year period.

     Amortization. Amortization expense decreased $848,000, or 85.1%, to $148,000 in 2002 from $996,000 in the prior year period. This decrease is due to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets". Under this new accounting policy, goodwill is no longer amortized but instead is periodically reviewed for impairment. During the second quarter of 2002, the Company completed the first of the required impairment tests of goodwill and assets with indefinite lives as of January 1, 2002 and determined that there is no impairment.

     Operating income. A decrease in gross margin, partially offset by a reduction in SG&A and amortization expense, resulted in a decrease in operating income of $1.3 million, or 29.3%, to $3.1 million in 2002 from $4.3 million in the prior year period.

     Interest expense, net. Interest expense, net decreased $441,000, or 11.3%, to $3.5 million in 2002 from $3.9 million in the prior year period. This decrease resulted from an $8.0 million reduction of outstanding debt from the prior year and lower interest rates on floating rate debt.

     Income (loss) before taxes. The Company had a loss before taxes of $356,000 in 2002 compared to income before taxes of $435,000 in the prior year period. This decrease of $791,000 was due to reduced operating income, partially offset by a decrease in interest expense.

     Income tax provision (benefit). The effective income tax rate decreased in 2002 primarily as a result of discontinuing certain goodwill amortization for book purposes. This amortization of goodwill was previously nondeductible for tax purposes.

     Net loss. Due to a decrease in operating income, partially offset by a decrease in interest expense, net, and a lower effective income tax rate, the Company's net loss increased by $228,000 to $283,000 in 2002, as compared to $55,000 in the prior year period.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001
-------------------------------------------------------------------------

     Revenue. The Company's revenue by service line for the six months ended June 30, 2001 and 2002 is set forth in the following table (in thousands):

                                        Three Months ended June 30,
                                        ---------------------------
                                  2001         %           2002         %
                                  ----         -           ----         -
     Hydroblasting             $ 47,531      40.8        $ 42,630      39.2
     Chemical cleaning           28,606      24.5          29,062      26.8
     Industrial vacuuming        25,747      22.1          28,169      25.9
     Tank cleaning                7,322       6.3           6,434       5.9
     Other                        7,343       6.3           2,345       2.2
                                  -----       ---           -----       ---
          Total                $116,549     100.0        $108,640     100.0
                                =======     =====         =======     =====

     Revenue decreased $7.9 million, or 6.8%, for the six months ended June 30, 2002, compared to the prior year period. This decrease resulted primarily from lower hydroblasting, tank cleaning and other revenue, which was partially offset by higher industrial vacuuming and chemical cleaning revenue. Hydroblasting revenue declined by $4.9 million primarily due to decreased maintenance activities with chemical and refining industry customers, who are continuing to experience depressed margins. Tank cleaning revenue declined by $888,000, primarily due to a decrease in demand for refined products, resulting in idle tank capacity. Other revenue for the first six months of 2002 decreased by $5.0 million compared to the first six months of 2001 because the Company began using sub-contractors to provide mechanical services to its customers instead of performing these services directly. Industrial vacuuming revenue increased by $2.4 million resulting from new customer contracts and an increase in services to existing customers. Chemical cleaning revenue increased by $456,000 due to more project work, especially in the areas of plant pre-commissioning and boiler cleanings.

     Gross profit. Gross profit decreased $3.8 million, or 8.8%, to $39.5 million in 2002 from $43.3 million in the prior year period. Cost of revenue decreased $4.1 million, or 5.6%, to $69.2 million for 2002 from $73.3 million in the prior year period. Gross profit margin declined slightly to 36.3% as compared to 37.1% in the prior year period, primarily due to a decrease in revenue that was not offset by a reduction in certain compensation and equipment costs not directly affected by the decrease in revenue.

     SG&A expense. SG&A expense decreased $1.5 million, or 5.7%, to $25.1 million in 2002 from $26.6 million in the prior year period. The decrease reflected lower compensation and facility expenses resulting from the cost reduction program implemented in the last quarter of 2001.

     EBITDA. EBITDA decreased $2.3 million, or 13.9%, to $14.3 million in 2002 as compared to $16.7 million in the prior year period. The cost reduction program partially offset the impact on EBITDA of the revenue decrease from the prior year period.

     Depreciation. Depreciation expense remained relatively unchanged at $5.3 million in 2002 as compared to $5.4 million in the prior year period.

     Amortization. Amortization expense decreased $1.7 million, or 84.6%, to $306,000 in 2002 from $2.0 million in the prior year period. This decrease is due to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets". Under this new accounting policy, goodwill is no longer amortized but instead is periodically reviewed for impairment. During the second quarter of 2002, the Company completed the first of the required impairment tests of goodwill and assets with indefinite lives as of January 1, 2002 and determined that there is no impairment.

     Operating income. A decrease in gross margin, partially offset by a reduction in SG&A and amortization expense, resulted in a decrease in operating income of $511,000, or 5.5%, to $8.7 million in 2002 from $9.2 million in the prior year period.

     Interest expense, net. Interest expense, net decreased $951,000, or 12.2%, to $6.9 million in 2002 from $7.8 million in the prior year period. This decrease resulted from an $8.0 million reduction of outstanding debt from the prior year and lower interest rates on floating rate debt.

     Income before taxes. The Company's income before taxes increased $407,000 to $1.8 million in 2002 compared to $1.4 million in the prior year period as a result of the decrease in interest expense.

     Income tax provision. The effective income tax rate decreased in 2002 primarily as a result of discontinuing certain goodwill amortization for book purposes. This amortization of goodwill was previously nondeductible for tax purposes.

     Net income. Due to a decrease in interest expense, net, and a lower effective income tax rate, the Company's net income increased $622,000 to $1.0 million in 2002, as compared to $421,000 in the prior year period.


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

     As of June 30, 2002, $22.5 million was outstanding under the Machinery and Equipment Loan and $5.2 million was outstanding under the Real Estate Loan. The Company's borrowing base under the Revolver was $28.1 million, of which $3.5 million was reserved for standby letters of credit, principally issued in connection with the Company's property and casualty insurance program. On the same date, there was no outstanding balance under the Revolver and there were available borrowings of $24.3 million.

     For the six months ended June 30, 2002, net cash used in operations was $697,000, reflecting an increase in prepaid expenses due to annual insurance premium payments and an increase in other assets, primarily due to a health reinsurance receivable and deferred charges on project work. Net cash used in investing activities was $1.1 million. Expenditures for property and equipment for the six months ended June 30, 2002 were $1.4 million. The value of new vacuum trucks and light vehicles leased during the six months ended June 30, 2002 was $1.5 million. The capital expenditure budget and the value of equipment to be placed in service from operating leases for 2002 are $3.8 million and $4.6 million respectively.

     Management believes that cash and cash equivalents at June 30, 2002, net cash expected to be provided by operating activities, and borrowings, if necessary, under the Revolver will be sufficient to meet the Company's cash requirements for operations and expenditures for property and equipment for the next twelve months and the foreseeable future thereafter. From time to time, the Company reviews acquisition opportunities as they arise, and may require additional financing if it decides to make additional acquisitions. However, there can be no assurance if such acquisition opportunities arise, that such acquisitions will be consummated, or there will be financing available and on terms satisfactory to the Company.

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

         10.18 Supplemental Confidentiality and Proprietary Information Agreement with provision for Severance Benefit dated as of November 1, 2001 between HydroChem Industrial Services, Inc. and Greg Rice. (Filed herewith.)

         10.19 Letter Agreement regarding termination of employment dated March 27, 2002 between HydroChem Industrial Services, Inc. and Pelham H. A. Smith. (Exhibit 10.16 to the Company's Form 10-K, filed March 29, 2002, is hereby incorporated by reference.)

         10.20 Amendment dated June 26, 2002 to Letter Agreement regarding termination of employment dated March 27, 2002 between HydroChem Industrial Services, Inc. and Pelham H.
                      A. Smith. (Filed herewith.)

         10.21 Letter Agreement regarding employment dated January 28, 2002 between HydroChem Industrial Services, Inc. and Kelvin Collard. (Exhibit 10.17 to the Company's Form 10-K, filed March 29,2002, is hereby incorporated by reference.)

         10.22 Finance Agreement dated October 25, 2001 among HydroChem Industrial Services, Inc., HydroChem Holding, Inc. HydroChem International, Inc., HydroChem Industrial Cleaning, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender. (Exhibit 10.25 to the Company's Form 10-Q, filed November 8, 2001, is hereby incorporated by reference.)

         10.23 First Amendment dated as of November 30, 2001 to Finance Agreement dated October 25, 2001 among HydroChem Industrial Services, Inc., HydroChem Holding, Inc., HydroChem International, Inc, HydroChem Industrial Cleaning, Inc., and The CIT Group/Business Credit, Inc. as Agent and Lender. (Exhibit 10.19 to the Company's Form
                      10-K, filed March 29, 2002, is hereby incorporated by reference.)

         10.24 Second Amendment dated as of January 31, 2002 to Finance Agreement dated October 25, 2001 among HydroChem Industrial Services, Inc., HydroChem Holding, Inc., HydroChem International, Inc., HydroChem Industrial Cleaning, Inc., The CIT Group/Business Credit, Inc., as Agent and Lender, and the other Lender parties thereto. (Exhibit 10.20 to the Company's Form 10-K, filed March 29, 2002, is hereby incorporated by reference.)


    (b)      Reports on Form 8-K.

             None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      HYDROCHEM INDUSTRIAL SERVICES, INC.


   Date: August 8, 2002               By:  /s/ Kelvin R. Collard
                                      ------------------------------------
                                      Kelvin R. Collard, Vice President
                                      and Chief Financial Officer





                                      HYDROCHEM INTERNATIONAL, INC.


   Date: August 8, 2002               By:  /s/ Kelvin R. Collard
                                      ------------------------------------
                                      Kelvin R. Collard, Vice President
                                      and Chief Financial Officer

                                  EXHIBIT INDEX


      10.18 Supplemental Confidentiality and Proprietary Information Agreement with provision for Severance Benefit dated as of November 1, 2001 between HydroChem Industrial Services, Inc. and Greg Rice.


      10.20       Amendment dated June  26,  2002  to Letter Agreement regarding
                  termination  of  employment  dated  March  27,  2002   between
                  HydroChem Industrial Services, Inc. and Pelham H. A. Smith.